Form 10-K
period 2005-12-31
SIMMONS CO
filed 2006-03-14
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 333-124138
SIMMONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-0646221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Concourse Parkway, Suite 800, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 512-7700
Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered
Not applicable	Not applicable
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes: ☐            No: ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☑            No: ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☑            No: ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer: ☐       Accelerated filer: ☐       Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐       No: ☑
     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005: Not applicable
     The number of shares of the registrant’s common stock outstanding as of March 10, 2006: 4,439,828.15
     DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

     As used within this report, the term “Holdings” refers only to Simmons Company, a Delaware corporation, the terms “Company,” “Simmons,” “we,” “our,” and “us” refer to Simmons Company and its subsidiaries, and the term “Simmons Bedding” refers to Simmons Bedding Company, a Delaware corporation, and its subsidiaries.

PART I
ITEM 1. BUSINESS.
OVERVIEW
     Holdings is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company, which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding. All of Holdings’ business operations are conducted by Simmons Bedding. Holdings was incorporated in 2003.
     Founded in 1870, we are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Simmons®, Beautyrest®, and BackCare®. Beautyrest® is our flagship brand. Over our 136-year history, we have developed numerous innovations, including the first mass-produced innerspring mattress, the Pocketed Coil® innerspring, the “Murphy Bed,” the Hide-a-Bed® sofa and our patented “no flip” mattress. We also pioneered the national distribution of queen and king size mattresses. In 2004, we introduced the HealthSmart™ Bed, which features a zip-off mattress top that can be laundered or dry cleaned. In 2005, we introduced the Caresse® line of “memory” or visco foam products to provide our retailers and consumers additional product options in the specialty sleep market. For the year ended December 31, 2005, we generated net sales of approximately $855.3 million.
     The majority of our products are innerspring mattresses and foundations. For 2004, innerspring mattress shipment represented approximately 92% of all U.S. wholesale conventional mattress units shipped and approximately 81% of total U.S. wholesale conventional mattress sales dollars, according to the International Sleep Products Association (“ISPA”). Since 2000, we have placed particular emphasis on premium products targeted to sell at higher-end retail price points of $799 and above per queen set. Additionally, we focus on selling queen and larger size mattresses. For the year ended December 31, 2005, we derived approximately 70% of our sales dollars from premium mattresses with retail price points of $799 and above (34% from above $1,000) and approximately 83% of our sales dollars from queen and larger size mattresses. We believe these product categories offer faster growth and higher gross margins than other bedding segments.
     We sell to a diverse nationwide base of approximately 3,400 retailers, representing over 12,000 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores. We support these retailers with significant advertising and promotional spending, as well as extensive customer service.
     We also distribute branded products on a contract sales basis, with an emphasis on premium products, directly to the hospitality industry and government agencies. Starwood Hotels has selected our Beautyrest® mattress as a product for its Heavenly Bed® program, a luxury hotel room program targeted at its preferred customer club members. In addition, we license selected trademarks, patents and other intellectual property to various domestic and foreign manufacturers.
     We operate 17 conventional bedding manufacturing facilities and two juvenile bedding manufacturing facilities strategically located throughout the United States and Puerto Rico. Unlike many of our competitors that operate as associations of independent licensees, we have national in-house manufacturing capabilities. We believe that there are a number of important advantages to operating nationally, including the ability to service multi-state accounts, maintain more consistent quality of products and leverage research and development activities. Our just-in-time manufacturing capability enables us to manufacture and ship approximately 95% of our orders to our retail customers within five business days of receiving their order and also minimizes our working capital requirements.

     We have proven research and development capabilities. We apply extensive research to design, develop, manufacture and market innovative sleep products to provide consumers with a better night’s sleep. As of December 31, 2005, we owned 49 domestic and 141 international patents, and had 38 domestic and 79 international patent applications pending.
     As of December 31, 2005, we also operated 15 retail outlet stores located throughout the United States through our indirect wholly-owned subsidiary, World of Sleep Outlets, LLC, and 52 retail mattress stores located in Oregon and Washington operating under the Sleep Country USA name, which are operated by our indirect wholly-owned subsidiary, Sleep Country USA, Inc.
     As of December 31, 2005, Thomas H. Lee Equity Fund V, L.P. and its affiliates (“THL”), Fenway Partners Capital Fund II, L.P. and its affiliates (“Fenway”), and our management and directors held 73.2%, 8.7% and 18.1%, respectively, of our voting stock, after giving effect to restricted stock issued to management and directors under Simmons Company’s equity incentive plan.
INDUSTRY
     We compete in the U.S. wholesale bedding industry, which generated sales of approximately $5.8 billion in 2004, according to ISPA. The conventional bedding sales of ISPA’s sample of nineteen leading mattress manufacturers increased 11.6% in 2005. While there are over 500 conventional bedding manufacturers in the United States according to the U.S. Census Bureau, four companies (including Simmons) accounted for approximately 57% of the conventional bedding industry’s 2004 wholesale revenues and the top 15 accounted for approximately 83% of the conventional bedding industry’s 2004 wholesale revenues, according to Furniture/Today, a home furnishings industry publication. The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.
     The U.S. bedding industry is historically characterized by growing unit demand, rising average unit selling prices (“AUSP”) and stability in various economic environments. Annual growth of total conventional bedding industry sales has averaged approximately 6.4% over the last twenty years. During this period, there has been just one year in which industry revenues declined (0.3% in 2001). This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of conventional bedding industry sales. In addition, high shipping costs and the short lead times demanded by mattress retailers limited imports from China to less than 1% of the U.S. market in 2004 according to the International Trade Association.
     We believe that current trends favor increased consumer spending on mattresses. We believe these trends are particularly favorable for sales of mattresses at the premium end of the market and queen and larger size mattresses, two areas where we believe we are well-positioned. We believe that the factors contributing to growth in these areas include:
•	Rapid growth in the 39-57 year old segment of the population, the largest and fastest growing segment of the population according to the U.S. Census Bureau, a group that tends to have higher earnings and more discretionary income and makes a disproportionate share of the purchases of bedding products relative to the general population;

•	Growth in the size of homes, which increased from an average of approximately 1,725 square feet in 1983 to approximately 2,350 square feet in 2004, and the number of bedrooms in homes in the last twenty years, according to the National Association of Home Builders;

•	Strong historical and projected growth in the number of people purchasing second homes, which grew approximately 17% from 1990-2000 according to the U.S. Census Bureau;

•	Increasing consumer awareness of the health benefits of better sleep, as evidenced by a study conducted by the Better Sleep Council in March 2004, in which 90% of all respondents reported that a good mattress was essential to health and well being; and

•	Greater relative profitability that the bedding category provides to retailers, particularly in higher-end products.
     As a result of these and other trends, conventional innerspring mattress units sold in the United States at retail price points of at least $1,000, as a percent of total conventional mattress units sold, rose from 15.5% in 2000 to 24.3% in 2004, according to ISPA. Conventional mattress units sold by us at retail points of at least $1,000, as a percent of total conventional mattress units sold by us, rose from 9.4% in 2000 to 19.7% in 2005, a 15.8% compound annual growth rate for that period. Additionally, queen and larger size mattress units sold in the United States, as a percent of total conventional mattress units sold, rose from 43.3% in 2000 to 46.4% in 2004, according to ISPA. Queen and larger size mattress units sold by us, as a percent of total conventional mattress units sold by us, rose from 66.0% in 2000 to 73.1% in 2005.
CONVENTIONAL BEDDING PRODUCTS
     We provide our retail customers with a full range of mattress products that are targeted to cover a breadth of marketplace price points ($299 to $11,999 per queen set) and offer consumers a wide range of mattress constructions with varying styles, firmnesses and features which enables us to serve the majority of traditional consumer sleep needs.
     Our mattress products are built from one or a combination of the following construction techniques: Pocketed Coil® (Marshall Coil) springs, Pocketed Cable Coil™ springs, open coil springs and/or foam. One of these constructions, the patented Pocketed Coil® spring technology was originally developed by us in 1925 and involves springs with rows joined in such a way so as to allow each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. This technology was upgraded with our patented Pocketed Cable Coil™ technology, which was introduced in October 2003 and utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.
     Our latest product innovation is the patent pending HealthSmartTM Bed, which was introduced in October 2004 and is featured at premium retail price points in our Beautyrest®, BackCare® and BackCare Kids® product lines. The HealthSmartTM Bed features a removable, washable top that allows consumers to launder or dry clean the removable top of their mattress just like when they wash their sheets.
     Beautyrest®, our flagship premium product featuring the Pocketed Coil® springs, has been our primary brand since we introduced the Pocketed Coil® in 1925 and we expect it to continue generating the majority of our sales. In October 2004, we introduced the new Beautyrest® 2005 product line, which offers the Pocketed Coil®, Pocketed Cable Coil™ and Two Story™ Pocketed Coil® on Pocketed Coil® technologies and features for certain products at premium price points the HealthSmart™ mattress top. We began shipping the 2005 product line in December 2004.
     Beautyrest® World Class® Exceptionale™, Latitudes®, Dreamwell®, Thomas O’Brien® for Simmons, Karen Neuburger®, and Joseph Abboud® products are extensions of the Beautyrest® line. We originally licensed the rights to use the Thomas O’Brien® for Simmons, Karen Neuburger® and Joseph Abboud® brands in 2003, 2002 and 2000, respectively. These designs duplicate in-line Beautyrest® constructions and use unique fabrics selected by the designer to effectively communicate the brand personality. The licensed brands are used to expand distribution in regions where the designer has established brand equity.
     New designs for BackCare®, our second flagship brand, were introduced in October 2004 and include our patented Pocketed Coil® spring construction to utilize the distinct and leveragable construction feature from our flagship Beautyrest® brand. The BackCare® product line features the zoned coil unit, titanium reinforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. The BackCare Advanced® product line offers the BackCare® gradient support in a series of unique constructions featuring foam core constructions in conjunction with contour memory foam and contour natural foam.

     Our BackCare Kids® products are designed specifically for the unique sleep needs of children. BackCare Kids® mattresses offer three benefits – our AllerCare™ feature, which is a fiber that helps reduce allergens in the bed that can cause allergic reactions, a Moisture Ban™ feature to help repel spills and accidents, and a patented RiteHeight™ option for bunk beds, trundle beds and day beds that require lower height mattress.
     Our Deep Sleep® product line was redesigned in 2005. The Deep Sleep® product line is targeted at the queen price points under $1,000. This product line offers comfort, durability and value. It utilizes a unique open coil product construction in comparison to our competitor’s traditional open coil units. The 2005 products feature a higher coil count and super soft knit fabrics at price points of $599 and above.
     Every conventional mattress we manufacture features our innovative “no flip” design which we were the first to introduce in 2000. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip the mattress.
     Our Windsor Bedding Co., LLC subsidiary markets conventional bedding products to the high-end luxury mattress category, under the Columbia Fine BeddingTM and Slumberland® product lines. Our Columbia Fine BeddingTM products feature both full body support and gradient support designs by utilizing a unique Pocketed Coil® within Pocketed Coil® construction and luxurious natural fabrics and upholstery materials, such as cotton, wool, silk and cashmere, employed in the construction of the mattress. The Columbia Fine BeddingTM mattresses are targeted to retail at price points ranging from $3,800 to $6,000 per queen set.
     We acquired the right to sell Slumberland® mattresses in the United States in 2003. The Slumberland® mattresses are recipients of England’s distinguished Royal Warrants by appointment to her majesty Queen Elizabeth II and the late Queen Mother, Elizabeth Angela Marguerite Bowes-Lyon. The Slumberland® mattresses feature advanced linear Pocketed Coil® technology, hand-tufted inner workings and luxury fabrics. The Slumberland® mattresses are targeted to retail at price points ranging from $4,999 to $11,999 per queen set.
     We are also committed to offering our retailers and customers options in the growing specialty bedding market with beds that utilize specialty visco and/or latex. In April 2005, we introduced our Caresse® line of Visco blended products targeted at retail price points of $1,099 and above to further expand our specialty visco product line. The Caresse® features polyurethane foam and visco blended foam constructions and has been selectively distributed within our customer base.
JUVENILE BEDDING PRODUCTS
     Our Simmons® branded crib mattresses feature interlocking coil and pocketed coil construction for support and comfort that is durable enough to last through the toddler years. We also sell Simmons® branded juvenile soft good products, including items such as vinyl contour changing pads and terry covers, vinyl replacement pads, and other accessory items.
CUSTOMERS
     Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base for conventional bedding products throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and rental furniture stores. Additionally, we distribute juvenile bedding products through mass merchandisers, furniture stores and specialty retailers. We manufacture and supply bedding to over 12,000 outlets, representing approximately 3,400 retail customers.
     We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government. Major hospitality accounts include Starwood Hotels, La Quinta Inns, Inc., and Best Western International, Inc. In 1999, Starwood Hotels selected our Beautyrest® mattress as a product for their Heavenly Bed® program, a luxury hotel room program targeted at their preferred customer club members.

     Our ten largest customers accounted for approximately 32% of our product shipments for the year ended December 31, 2005. No one customer represented more than 10% of product shipments for the year ended December 31, 2005.
SALES, MARKETING AND ADVERTISING
     In December 2005, we realigned our sales organization to better match the needs of our dealers and improve our sales strategy. As a result of the realignment, approximately 160 field sales representatives were redeployed as either strategic account managers, retail sales managers, retail account managers or as part of a centralized dealer service team. Strategic account managers are responsible for managing the strategic needs of their respective accounts. Retail sales managers are responsible for management of in-store execution of product plans and sales training. Retail account managers are responsible for day-to-day contact and training of retail sales associates. The centralized dealer services team is responsible for the selling and servicing activities for our smaller dealers. The field sales force is led by seven vice presidents of sales by geographical areas in the United States. Our sales operations support team provides financial, reporting, training, and account management services. Additionally, we use approximately 60 independent sales agents, principally in the area of contract sales and sales of juvenile products. This selling infrastructure provides retailers with coordinated marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers. We believe that our focus on better sleep and on the training of our sales representatives and our customers’ retail sales associates differentiates us from our competitors.
     We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply, highlight the differentiating features and benefits of our products. In addition, we offer training for retail sales associates through an internally developed training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, which are delivered on-site at our retailers’ facilities, our manufacturing facilities or our research and education center, Simmons Institute of Technology and Education (“SITE”), to teach retail sales associates product knowledge and sales skills. We seek to improve our customers’ unit sales, and increase their sales of higher-end bedding. We also help establish individual incentive programs for our customers and their retail sales associates.
SUPPLIERS
     We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are foam, wire, spring components, lumber, insulator pads, innersprings, foundation constructions, and fabrics and other roll goods consisting of fiber and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers, and for the year ended December 31, 2005, we bought approximately 75% of our raw material needs from ten suppliers. We believe that supplier concentration is common in the bedding industry.
     We have long-term supply agreements with several suppliers, including Leggett & Platt, Incorporated (“L&P”) and National Standard Company. With the exception of L&P and National Standard Company, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.
     L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry. In 2005, we purchased approximately one-third of our raw materials from L&P. Under our agreements with L&P, we must buy a majority of our requirements of certain components from it, such as grid tops and open coil innersprings. Our agreement with L&P for grid tops and wire expires in 2010. National Standard Company is the primary supplier available for the stranded wire used in our Pocketed Cable Coil™ products, and our agreement with National Standard Company expires in 2006, with renewal options. Because we may not be able to find alternative sources for some of these components on terms as favorable to us or at all, our business, financial condition and results of operations could be impaired if we lose L&P or National Standard Company as a supplier. Further, if we do not reach committed levels of purchase, we may be required to pay various additional payments to these suppliers or certain sales volume rebates could be lost. If we fail to meet the minimum purchase requirements, the various agreements with L&P could be amended to provide for one-year terms with renewal rights, except that the grid top supply agreement would become terminable by L&P with 180 days’ notice.
SEASONALITY/OTHER
     Our third quarter sales are typically higher than our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.
     Most of our sales are by short term purchase orders. Because the level of production is generally prompted to meet customer demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).
MANUFACTURING AND FACILITIES
     We currently operate 17 conventional bedding manufacturing facilities in 14 states and Puerto Rico and two juvenile bedding manufacturing facilities in two states. In 2003, we relocated our Auburn, Washington conventional bedding manufacturing facility to a new facility in Sumner, Washington and we closed our Jacksonville, Florida conventional bedding manufacturing facility. During 2004, we also closed our Columbus, Ohio and Piscataway, New Jersey conventional bedding manufacturing facilities and opened two new conventional bedding manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia. We manufacture most conventional bedding to order and use “just-in-time” inventory techniques in our manufacturing processes to more efficiently serve our customers’ needs and to minimize our inventory carrying costs. We generally schedule, produce and ship over 95% of our conventional bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.
     We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position. Costs associated with the research and development of new products amounted to approximately $2.9 million, $3.7 million, $0.1 million, and $3.0 million for 2005, 2004, Successor ’03 and Predecessor ’03, respectively (for a discussion of Successor ’03 and Predecessor ’03 periods see page 16).
     We keep abreast of bedding industry developments through sleep research conducted by industry groups and by our own research performed by our marketing and engineering departments. We also participate in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. Our marketing and manufacturing departments work closely with the engineering staff to develop and test new products for marketability and durability.
     We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE, our 38,000 square foot research and education center in Atlanta, Georgia. As of December 31, 2005, we had 34 engineers and technicians employed full-time at SITE or other locations. These employees work to ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over our competitors who do not have significant in-house engineering resources.
COMPETITION
     While there are approximately 500 conventional bedding manufacturers in the United States according to the U.S. Census Bureau, four companies (including Simmons) account for approximately 57% of the industry’s wholesale revenues and 15 companies (including Simmons) account for approximately 83% of the industry’s wholesale revenues. We believe that we principally compete against our three top competitors on the basis of brand recognition, product selection, quality and customer service programs, including cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only a few companies (including Simmons) have national, company-operated manufacturing and distribution capabilities. According to Furniture/Today, we are the second largest bedding manufacturer in the

United States, with an estimated 15.4% market share for 2004. We believe that our market share declined in 2005 based upon a comparison of our wholesale bedding segment net sales decreasing 2.5% in 2005 compared to ISPA’s sample of leading mattress manufacturers’ wholesale conventional bedding sales increasing 11.6%.
     The rest of the U.S. conventional bedding market consists of several smaller national manufacturers, with the remainder being independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture differentiated bedding products targeted for mid- to upper-end price points, we also offer a full line of bedding products to our retailer base in order for these retailers to maintain their competitive positioning.
WARRANTIES AND PRODUCT RETURNS
     Our conventional bedding products generally offer ten-year limited warranties against manufacturing defects. Our juvenile bedding products generally offer five-year to lifetime limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been within management’s expectations. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers and our World of Sleep outlet stores.
PATENTS AND TRADEMARKS
     We own many trademarks, including Simmons®, Beautyrest®, BackCare®, BackCare Kids®, Deep Sleep® and Pocketed Coil®, most of which are registered in the United States and in many foreign countries. We protect portions of our manufacturing equipment and processes under both trade secret and patent law. We possess several patents on the equipment and processes used to manufacture our Pocketed Coil® innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights. Certain of our patents have expired or will expire. We do not view these expirations as having a material effect on our business or operations.
LICENSING
     During the late 1980’s and early 1990’s, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements. We now license internationally our Beautyrest® and Simmons® marks and many of our trademarks, processes and patents generally on an exclusive, perpetual or long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We currently have 17 foreign licensees and 12 foreign sub-licensees that have rights to sell Simmons-branded products in over 100 countries.
     As of December 31, 2005, we had 11 domestic third-party licensees and one sub-licensee. Some of these licensees manufacture and distribute juvenile furniture, healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily under licenses that are perpetual, long-term or have automatically renewable terms. Additionally, we have licensed the Simmons® mark and other trademarks, generally for limited terms, to manufacturers of air and water beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets, bed frames, futons, and other products.
     In 2005, 2004, Successor ’03 and Predecessor ‘03, our licensing agreements as a whole generated royalties and technology fees of $9.1 million, $9.6 million $0.3 million and $10.4 million, respectively.
EMPLOYEES
     As of December 31, 2005, we had approximately 3,000 full-time employees. Approximately 600 of these were represented by labor unions. Employees at six of our nineteen conventional and juvenile manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for two- to four-year terms.

     The locations where our employees are covered by collective bargaining agreements and the contract expiration dates are as follows:

Facility	Labor Union	Expiration Date
San Leandro	United Furniture Workers	April 2006(1)
Dallas	United Steel Workers of America	October 2006
Kansas City	United Steel Workers of America	April 2007
Atlanta	United Steel Workers of America	October 2008
Honolulu	International Longshoremen and Warehousemen’s Union	January 2009
Los Angeles	United Steel Workers of America	September 2009
Los Angeles	International Brotherhood of Teamsters	September 2009

(1)	As of March 13, 2006, the renewal of this contract was being negotiated.
     We consider overall relations with our workforce to be satisfactory. We have had no labor-related work stoppages in over thirty years.
REGULATORY MATTERS
     As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected. As a result of our efforts to rectify the environmental contamination at and in the vicinity of two former facilities in Jacksonville, Florida and Linden/Elizabeth, New Jersey, the current levels of contamination have been diminished to levels allowing for natural attenuation and monitoring as determined by the respective state environmental agencies. Monitoring at these locations will continue on a quarterly basis for up to two years. While the current estimate of such liabilities is less than $0.2 million, future liability for such matters is difficult to predict.
     We have recorded a reserve based upon our best estimate to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.
     Our bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations. Additionally, the U.S. Consumer Product Safety Commission adopted new regulations relating to open flame resistance standards for the mattress industry which go into effect on July 1, 2007. Various state and other regulatory agencies are also considering new laws, rules and regulations relating to open flame resistance standards. Compliance with these new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.
ITEM 1A. RISK FACTORS.
     We operate in the highly competitive bedding industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.
     The bedding industry is highly competitive. There are over 500 bedding manufacturers in the United States. We, along with Sealy Mattress Corporation (“Sealy”), Serta, Inc. (“Serta”) and The Spring Air Company (“Spring Air”), accounted for approximately 57% of wholesale revenues in 2004 and the top 15 (including Sealy, Serta,

Spring Air and us) accounted for 83% of wholesale revenues, according to Furniture/Today, an industry publication. While ISPA estimates U.S. wholesale conventional innerspring mattresses represented approximately 81% of total U.S. wholesale mattress sales in 2004, sales of non-innerspring mattresses by companies such as Tempur Pedic International Inc. (“Tempur Pedic”) and Select Comfort Corporation (“Select Comfort”) have been gaining momentum in recent years. For 2004, Tempur Pedic and Select Comfort had an estimated U.S. bedding market share of 5.7% and 4.7% respectively, versus 3.7% and 3.9%, respectively, in 2003.
     In recent years, foreign manufacturers have increased their sales in the United States. From 2001 to 2004, the dollar value of bedding imports has grown 68%, to equal 1.8% of domestic conventional mattress and foundation sales according to ISPA. Further significant gains by foreign manufacturers could lead to increased price reductions and other competition.
     We have recently experienced competition, and could experience increased future competition, resulting in price reductions, margin reductions and loss of market share. We may not be able to compete effectively in the future. In addition, some of our principal competitors may be less highly-leveraged, have greater access to financial or other resources, have lower cost operations and/or be better able to withstand changing market conditions.
     Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.
     Our products are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may negatively impact our business. For example, the State of California has open flame resistance standards that went into effect on January 1, 2005 and the U.S. Consumer Product Safety Commission has approved new regulations relating to open flame resistance standards for the mattress industry, which go into effect on July 1, 2007. In addition, various state and other regulatory agencies are also considering new laws, rules and regulations relating to open flame resistance and other standards. Compliance with these new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products. Our products manufactured for distribution in California currently meet the California standards. However, because new standards that differ from the California laws may be adopted in other jurisdictions, our product solutions for California will not necessarily meet all future standards.
     Legal and regulatory requirements may impose costs or charges on us that impair our business and reduce our profitability
     Our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive. In addition, our operations are subject to federal, state and local laws and regulations relating to pollution, environmental protection and occupational health and safety. We may not be in complete compliance with all such requirements at all times. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. Such liability may be imposed without fault, and the amount of such liability could by material.
     Our new product launches may not be successful, which could cause a decline in our market share and our level of profitability.
     Each year we invest significant time and resources in research and development to improve our product offerings. In addition, we incur increased costs in the near term associated with the introduction of new product lines, including training of our employees in new manufacturing and sales processes. We are subject to a number of risks inherent in new product introductions, including development delays, failure of new products to achieve anticipated levels of market acceptance, and costs associated with failed product introductions. We had lower sales of our new 2005 product lines than we experienced with previous new product introductions. Our wholesale bedding segment conventional bedding unit volume declined 8.3% in 2005 compared to 2004, principally as a result of our new 2005 product line, at its original price points, not achieving anticipated levels of market acceptance. In addition, we have a limited ability to increase price points on existing products, and any failure of new product introductions may reduce our ability to sell our products at appropriate price levels.
     We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.
     Our retail bedding business, which accounted for 9.6% of our net sales for 2005, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impacts our second and third quarter results. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or how we will perform in the future.
     We rely on a relatively small number of suppliers and if we experience difficulty with a major supplier, we may have difficulty finding alternative sources. This could disrupt our business.
     We purchase substantially all of our conventional bedding raw materials centrally to obtain volume discounts and achieve economies of scale. We obtain a large percentage of our raw materials from a small number of suppliers. For the year ended December 31, 2005, we bought approximately 75% of our raw materials from ten suppliers.
     We have long-term supply agreements with several suppliers, including L&P and National Standard Company. With the exception of L&P and National Standard Company we believe that we can readily replace our suppliers, if necessary.
     L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the bedding industry. For the year ended December 31, 2005, we bought approximately one-third of our raw materials from L&P. Under our agreements with L&P, we must buy a majority of our requirements of certain components from it, such as grid tops and open coil innersprings. Our agreements with L&P for grid tops and wire expire in 2010. National Standard Company is the primary supplier available for the stranded wire used in our Pocketed Cable Coil™ products, and our agreement with National Standard Company expires in 2006, with renewal options.
     Because we may not be able to find alternative sources for some of these components on terms as favorable to us as we currently receive, or at all, our business, financial condition and results of operations could be impaired if we lose L&P or National Standard Company as a supplier. Further, if we do not reach committed levels of purchases, various additional payments could be required to be paid to L&P or National Standard Company or certain sales volume rebates could be lost.
     Although we purchase foam for our products from primarily three suppliers, the majority is purchased from Foamex L.P (“Foamex”). Foamex is currently operating under the provisions of Chapter 11 of the U.S. Bankruptcy Code. If Foamex was not able to successfully reorganize or if its suppliers stopped providing them with trade credit, they may no longer be able to meet our needs for service, supply, competitive pricing or quality. If this occurs, we may not be able to readily replace them as a supplier at all our manufacturing facilities and this could have a negative impact on our results of operations.
     Additionally, our wholesale bedding segment primarily utilizes two third-party logistics providers which, in the aggregate, accounted for approximately 82% of our outbound wholesale shipments for the year ended December 31, 2005. Any instability of, or change in our relationship with, these providers could materially disrupt our business.
     We are subject to fluctuations in the cost and availability of raw materials, which fluctuations could increase our costs or disrupt our production.
     The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of fiber, ticking and non-

wovens. The price and availability of these raw materials, as well as the cost of fuel to transport our products to market, are subject to market conditions affecting supply and demand. In particular, the price of many of these raw materials can be impacted by fluctuations in petrochemical and steel prices. For the year ended December 31, 2005, our wholesale bedding segment conventional bedding material cost per unit increased 10.3% compared to the year ended December 25, 2004 due principally to inflation in raw material costs. The price of foam increased significantly in the fourth quarter of 2005 principally due to a temporary disruption in the key chemical component TDI (toluene diisocyanate) which is used in the production of polyurethane foam. The temporary disruption of TDI resulted primarily from the hurricanes that caused extensive damage to the Gulf Coast of the United States and surrounding areas in August and September 2005. Our financial condition and results of operations may be impaired by increases in raw material costs to the extent we are unable to pass those higher costs on to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.
     Because we depend on our significant customers, a decrease or interruption in their business with us could reduce our sales and profits.
     Our wholesale bedding segment top five customers collectively accounted for approximately 22% of our wholesale bedding segment shipments for the year ended December 31, 2005. Our largest customer accounted for less than 10% of our wholesale bedding segment shipments for the year ended December 31, 2005. Many of our customer arrangements are by purchase order or are terminable at will. Several of our customer arrangements are governed by long-term supply agreements. A substantial decrease or interruption in business from our significant customers could result in a reduction in net sales, an increase in bad debt expense or the loss of future business, any of which could impair our business, financial condition or results of operations. Additionally, the expiration of a long-term supply agreement could result in the loss of future business, or the payment of additional amounts to secure a contract renewal or an increase in required advertising support, any of which could impair our business, financial condition or results of operations.
     Retailers may, and in the past some of our retailers did, consolidate, undergo restructurings or reorganizations, or realign their affiliations. These events may result, and have temporarily resulted, in a decrease in the number of stores that carry or carried our products, an increase in the ownership concentration in the retail industry, and/or our being required to record significant bad debt expense. Retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all, and could negatively impact our business, financial condition or results of operations.
     A change or deterioration in labor relations or the inability to renew our collective bargaining agreements could disrupt our business operations and increase our costs, which could negatively impact sales and decrease our profitability.
     At six of our 19 conventional and juvenile bedding manufacturing facilities, our employees are represented by at least one of the following unions:
•	the United Steelworkers;

•	the Teamsters;

•	the United Furniture Workers; or

•	the Longshoremen.
     Our union contracts are typically for two- to four-year terms. We may not be able to renew these contracts on a timely basis or on favorable terms. It is possible that labor union efforts to organize employees at additional non-union facilities may be successful. It is also possible that we may experience labor-related work stoppages in the future. Any of these developments could disrupt out business operations or increase costs, which could negatively impact our sales and profitability.
     The loss of the services of any member of our executive leadership team could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.

     We depend on the continued services of our executive leadership team, including Charles Eitel, our Chief Executive Officer; Robert Burch, our Executive Vice President – Operations; William Creekmuir, our Executive Vice President and Chief Financial Officer; Stephen Fendrich, our Executive Vice President – Sales; Rhonda Rousch, our Executive Vice President – Human Resources; and Timothy Oakhill, our Senior Vice President – Marketing and Licensing. The loss of any of these key officers could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations. We do not carry key man insurance for any of our management executives. On February 23, 2006, Ms. Rousch notified us of her decision to retire from the Company effective April 1, 2006. We have not named a replacement for Ms. Rousch.
     We may not realize the expected benefits from our sales force effectiveness strategy, people realignment plan and other cost-cutting operational improvements.
     During 2005, we implemented operational improvements, including a change in our approach to selling our products to our customers, the realignment of certain salaried personnel responsibilities and other cost-cutting initiatives. Additionally, we continue to examine our business to identify further cost-cutting measures. We may be unable to successfully complete the implementation of our plans or fail to realize the benefits of the actions that we have already completed as a result of operational difficulties or other factors. If the implementation of our sales force effectiveness, people realignment and other cost-cutting initiatives are not successful, we may find it difficult to offer our products at a competitive price or our operating profits may be negatively impacted, all of which could have a material adverse effect on our business and operations. In addition, our sales force effectiveness, people realignment and other cost-cutting initiatives, if not properly implemented, could lead to operational difficulties or inefficiencies in our business.
     The actions of our controlling stockholder could conflict with the interests of the holders of our debt.
     Our stockholders include affiliates of THL, affiliates of Fenway Partners and certain members of our management and directors. As of December 31, 2005, affiliates of THL owned approximately 73% of all voting stock. THL has the ability to elect all the members of our board of directors, subject to certain voting agreements under our securityholders’ agreement, appoint new management and approve any action requiring the approval of our stockholders. The directors have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. The net proceeds of the original issuance of the $269.0 million aggregate amount due at maturity 10% Senior Discount Notes due 2014 (“Discount Notes”) was used to pay a dividend to holders of our capital stock. In addition, transactions may be pursued that could enhance THL’s equity investment while involving risks to our interests or the interests of our investors. In particular, these and other actions of our controlling stockholder could negatively impact the holders of our debt.
     If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, patents and other intellectual property.
     Brands and branded products are very important to our business. We have a large number of well-known trademarks and service marks registered in the United States and abroad, and we continue to pursue many pending applications to register marks domestically and internationally. We also have a significant portfolio of patents and patent applications that have been issued or are being pursued both domestically and abroad. In addition, certain marks, trade secrets, know-how and other proprietary materials that we use in our business are not registered or subject to patent protection. Our intellectual property is important to the design, manufacture, marketing and distribution of our products and services.
     To compete effectively with other companies, we must maintain the proprietary nature of our owned and licensed intellectual property. Despite our efforts, we cannot eliminate the following risks:
•	it may be possible for others to circumvent our trademarks, service marks, patents and other rights;

•	our products and promotional materials, including trademarks, service marks, may now or in the future violate the proprietary rights of others;

•	we may be prevented from using our own trademarks, service marks, product designs or manufacturing technology, if challenged;

•	we may be unable to afford to enforce or defend our trademarks, service marks, patents and other rights;

•	our pending applications regarding trademarks, service marks and patents may not result in marks being registered or patents being issued; and

•	we may be unable to protect our technological advantages when our patents expire.
     The nature and value of our intellectual property may be affected by a change in law domestically or abroad. In light of the political and economic circumstances in certain foreign jurisdictions, our rights may not be enforced or enforceable in foreign countries even if they are validly issued or registered.
     While we do not believe that our overall success depends upon any particular intellectual property rights, any inability to maintain the proprietary nature of our intellectual property could have a material negative effect on our business. For example, an action to enforce our rights, or an action brought by a third party challenging our rights, could impair our financial condition or results of operations, either as a result of a negative ruling with respect to our use, the validity or enforceability of our intellectual property or through the time consumed and legal costs involved in bringing or defending such an action.
     We may face exposure to product liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.
     We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective or if they are determined not to meet state or federal legal requirements, we may be required to recall or redesign those products, which could be costly and impact our profitability. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, could result in consumers purchasing fewer or our products, which could also reduce our liquidity and profitability.
     We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.
     We are subject to interest rate risk in connection with our variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. Our annual interest expense on our floating rate indebtedness will increase by $5.2 million for each percentage point increase in interest rates.
     An increase in our return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.
     As we increase our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also generally provide our customers with a limited ten-year warranty against manufacturing defects on our conventional bedding products. Our juvenile bedding products have warranty periods ranging from five years to a lifetime. The historical costs to us of honoring warranty claims have been within management’s expectations. However, as we have released new products in recent years, many new products are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. We have also experienced non-warranty returns for reasons generally related to order entry errors, shipping damage, and to accommodate customers. If our warranty and non-warranty reserves are not adequate to cover future claims, their inadequacy could reduce our liquidity and profitability.

ITEM 2. PROPERTIES
     Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding our wholesale bedding segment manufacturing and other facilities we operated as of December 31, 2005 (square footage in thousands):

	DATE	YEAR OF LEASE	SQUARE
LOCATION	OCCUPIED	EXPIRATION	FOOTAGE
Conventional bedding manufacturing facilities:
Waycross, Georgia	2004	Owned	217.5
Mableton, Georgia (Atlanta)	1991	2007	148.3
Charlotte, North Carolina	1993	2010	175.0
Coppell, Texas (Dallas)	1998	2008	141.0
Aurora, Colorado (Denver)	1998	2008	129.0
Fredericksburg, Virginia	1994	2010	128.5
Hazleton, Pennsylvania	2004	2014	214.8
Honolulu, Hawaii	1992	2008	63.3
Janesville, Wisconsin	1982	Owned	290.2
Shawnee Mission, Kansas (Kansas City)	1997	Owned	140.0
Compton, California (Los Angeles)	1974	2008	222.0
Tolleson, Arizona (Phoenix)	1997	2007	103.4
Salt Lake City, Utah	1998	2008	77.5
San Leandro, California	1992	2007	246.5
Sumner, Washington (Seattle)	2003	2014	150.0
Agawam, Massachusetts (Springfield)	1993	2011	125.0
Trujillo Alto, Puerto Rico	1998	Owned	50.0

Subtotal			2,622.0

Juvenile bedding manufacturing facilities:
Neenah, Wisconsin	2005	2008	40.0
Ontario, California (1)	2004	2006	15.7
York, Pennsylvania	2004	2006	29.0

Subtotal			84.7

Other facilities in Atlanta, Georgia:
Corporate Headquarters	2000	2011	49.0
SITE (Norcross, Georgia)	1995	2008	38.0

(1)	This facility was closed in February 2006.
     Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.
     In addition, as of December 31, 2005, our wholesale bedding segment operated 15 retail outlet stores through our World of Sleep Outlets, LLC subsidiary.

As of December 31, 2005, our retail bedding segment operates 52 retail mattress stores and three additional offices/warehouses through our indirect subsidiary Sleep Country USA, Inc. with leases expiring at various dates through 2016. The retail mattress stores are located in the Portland, Oregon and Seattle, Washington markets.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature, incidental to the conduct of our business and not material.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our annual meeting of the shareholders held on December 6, 2005, the shareholders voted to elect members of the board of directors until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. The results of the shareholder vote were as follows:

Name of Director	Votes For	Votes Against	Abstentions
Charles R. Eitel	3,779,713.18	0	92,091.96
Todd M. Abbrecht	3,779,713.18	0	92,091.96
Scott A. Schoen	3,779,713.18	0	92,091.96
George R. Taylor	3,779,713.18	0	92,091.96
Robin Burns-McNeill	3,779,713.18	0	92,091.96
William P. Carmichael	3,779,713.18	0	92,091.96
David A. Jones	3,779,713.18	0	92,091.96
B. Joseph Messner	3,779,713.18	0	92,091.96
Albert L. Prillaman	3,779,713.18	0	92,091.96
All of our Directors’ terms continued after the annual meeting. On January 20, 2006, Mr. Prillaman resigned from the board of directors for personal reasons.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     There is no established public trading market for any class of our common equity. As of December 31, 2005, there were 39 holders of record of our class A common stock and 100 holders of record of our class B common stock.
     We paid no dividends on any class of common stock in 2005. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our board of directors. Our ability to pay dividends is restricted by the terms of the senior discount notes, senior credit facility, senior unsecured term loan and the indenture governing the senior subordinated notes.
ITEM 6. SELECTED FINANCIAL DATA.
     SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA
     Set forth below is our selected historical consolidated financial and other operating data. We derived our historical Statement of Operations and Balance Sheet data for 2001, 2002, 2003, 2004 and 2005 from our audited consolidated financial statements. Our capital structure changed significantly as a result of our predecessor company (the “Predecessor Company”) being acquired by THL in December 2003 (the “Acquisition”) and the related financing. Due to required purchase accounting adjustments relating to the Acquisition, the consolidated financial and other data for the period subsequent to the acquisition (the “Successor” period) is not comparable to such data for the periods prior to the acquisition (the “Predecessor” periods). We refer to the period from December 29, 2002 through December 19, 2003 as “Predecessor ’03” and the period from December 20, 2003 through December 27, 2003 as “Successor ’03.”
     The accompanying selected historical consolidated financial and other operating data contain all adjustments that, in the opinion of management, are necessary to present fairly our financial position for the periods presented. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. The information presented below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes and other financial information appearing elsewhere herein.

	Predecessor			Successor
	For the	For the	For the	For the	For the	For the
	Year	Year	Period from	Period from	Year	Year
	Ended	Ended	Dec. 29, 2002	Dec. 20, 2003	Ended	Ended
	Dec. 29,	Dec. 28,	through	through	Dec. 25,	Dec. 31,
	2001	2002	Dec. 19, 2003	Dec. 27, 2003	2004	2005
	(52 Weeks)	(52 Weeks)	(356 Days)	(8 Days)	(52 Weeks)	(53 Weeks)
	(dollars in thousands)			(dollars in thousands)
Statement of Operations Data:
Net sales	$655,209	$708,595	$797,616	$8,717	$869,893	$855,276
Cost of products sold	379,131	369,617	408,790	7,147	472,252	482,710

Gross profit	276,078	338,978	388,826	1,570	397,641	372,566

Operating expenses:
Selling, general and administrative expenses (1)	241,800	284,164	372,995	4,442	317,755	299,057
Amortization of intangibles (2)	11,414	1,246	306	311	4,933	5,693
Licensing fees	(9,501)	(9,002)	(10,361)	(276)	(9,622)	(9,128)
Other (3)	10,698	20,285	23,735	449	5,061	628

	254,411	296,693	386,675	4,926	318,127	296,250

Operating income (loss)	21,667	42,285	2,151	(3,356)	79,514	76,316

Interest expense, net (4)	39,450	32,000	45,092	4,661	44,216	70,355

Income (loss) before income taxes and minority interest in loss	(17,783)	10,285	(42,941)	(8,017)	35,298	5,961
Income tax expense (benefit)	(7,676)	12,005	(8,845)	(827)	11,524	2,636
Minority interest in loss	(470)	(1,109)	—	—	—	—

Net income (loss)	$(9,637)	$(611)	$(34,096)	$(7,190)	$23,774	$3,325

Balance Sheet Data:
Working capital (5)	$26,320	$10,326		$26,908	$17,959	$16,862
Cash and cash equivalents	3,264	7,108		3,670	24,206	24,622
Total assets	432,175	411,031		1,183,119	1,307,290	1,280,777
Total debt	340,583	290,782		770,253	917,735	907,750
Total common stockholders’ equity (deficit)	(61,321)	(81,336)		260,477	102,828	104,347
Other Data:
EBITDA (6)	$58,369	$82,922	$24,407	$(2,696)	$102,739	$104,304
Non-cash stock compensation expense	14,847	15,561	68,415	—	3,347	9
Transaction related expenditures, including cost of products sold	762	—	22,399	1,727	8,797	556
Plant opening, closing charges	—	—	3,057	286	13,549	335
Management fees	2,764	2,353	2,844	49	1,702	1,593
Capital expenditures	5,729	7,961	8,791	—	18,206	6,797

(1)	Includes the Predecessor Company’s non-cash stock compensation expense related to director, consultant and employee regular and superincentive stock options of $14.8 million, $15.6 million, and $68.4 million for the years 2001, 2002, and the Predecessor ’03. The Successor ’03 and the year 2004 includes stock compensation expense of $0 million and $3.3 million, respectively, relating to the increase in the value of the deemed Class A common stock held by certain members of our management in a deferred compensation plan prior to the termination of the plan in June 2004.

(2)	In 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS 142”). As a result of the adoption of SFAS 142, results for the year 2002, Successor ’03, Predecessor ‘03 and the years 2004 and 2005 do not include certain amounts of amortization of goodwill and indefinite-lived intangible assets that are included in prior periods’ financial results. If the non-amortization provision of SFAS 142 had been applied in previous years, the Company would not have recognized amortization expense of $8.3 million in 2001.

(3)	Includes ESOP expense of $2.8 million for 2001; goodwill impairment charges of $7.9 million and $20.3 million for the years 2001 and 2002, respectively; transaction expenses related to the Acquisition of $21.5 million for the Predecessor ’03; plant closure charges of $1.3 million, $0.4 million, $3.1 million, and $0.1 million for the Predecessor ’03, the Successor ’03, 2004, and 2005, respectively; and other charges of $0.9 million, $2.0 million and $0.5 million for the Predecessor ’03, 2004 and 2005, respectively.

(4)	Includes tender premium of $10.8 million for the 10.25% Series B senior subordinated notes which were partially redeemed in connection with the Acquisition and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the Acquisition for the Predecessor ’03.

(5)	Defined as current assets (excluding cash and assets held for sale), less current liabilities (excluding current maturities of long-term debt and liabilities held for sale).

(6)	EBITDA is a non-GAAP financial measure that is defined as net income before interest expense, income taxes, depreciation and amortization. We use EBITDA, adjusted for other non-cash or non-recurring items, as a supplemental tool to measure our operating performance and, after applying various adjustments, as a basis for determining the following:
•	The allocation of our resources to our different business segments;

•	The return on investment of acquisitions and major cash expenditures;

•	The compensation of our management;

•	The vesting of our restricted stock;

•	The valuation of our common stock; and

•	Our compliance with debt covenants.
We rely on EBITDA as a supplemental tool for measuring our operating performance because we are and have historically had a highly-leveraged capital structure which results in significant interest expense and minimal cash tax expense. We believe EBITDA provides useful information to the holders of our notes and security analysts by assisting them in making informed investment decisions as we have historically been valued and sold based upon multiples of EBITDA. EBITDA differs from Adjusted EBITDA, which is defined by our senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

EBITDA has important limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect:
•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	tax payments that represent a reduction in cash available to us; and

•	any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Because of these and other limitations, we rely primarily on our results under GAAP and use EBITDA only supplementally. The following table presents for the periods set forth below a reconciliation of our net income (loss) to EBITDA:

	Predecessor			Successor
	For the	For the	For the	For the	For the	For the
	Year	Year	Period from	Period from	Year	Year
	Ended	Ended	Dec. 29, 2002	Dec. 20, 2003	Ended	Ended
	Dec. 29,	Dec. 28,	through	through	Dec. 25,	Dec. 31,
	2001	2002	Dec. 19, 2003	Dec. 27, 2003	2004	2005
Net income (loss)	$(9,637)	$(611)	$(34,096)	$(7,190)	$23,774	$3,325
Depreciation and amortization	35,711	39,335	22,059	656	23,084	27,722
Income taxes	(7,676)	12,005	(8,845)	(827)	11,524	2,636
Interest expense, net	39,450	32,000	45,092	4,661	44,216	70,355
Interest income	521	193	197	4	141	266

EBITDA	$58,369	$82,922	$24,407	$(2,696)	$102,739	$104,304

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Beautyrest®, our flagship brand introduced in 1925, and BackCare®.
     Our operations are managed and reported in two segments. For the year ended December 31, 2005, we derived over 90% of our sales from our wholesale bedding segment, which primarily manufactures, sales and distributes premium branded bedding products. Our wholesale bedding segment sells to a diverse nationwide base of approximately 3,400 retailers representing over 12,000 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty sleep shops. Our wholesale bedding segment also sells mattresses to our retail bedding segment, which as of December 31, 2005 operated 52 specialty sleep stores in Oregon and Washington that sell to retail customers principally premium branded bedding products.
     Highlights for the year 2005 included the following:
•	Our conventional bedding net sales declined $21.7 million, or 2.5%, for fiscal year 2005 (53-weeks) compared to fiscal year 2004 (52-weeks). According to ISPA’s survey of the 19 leading U.S. mattress producers (representing approximately 60% of the industry wholesale dollar sales in 2004), the 19 leading U.S. mattress producers sales grew 11.6% in 2004. Our decrease in conventional bedding net sales resulted principally from lower sales volume following the rollout of our 2005 product lines which were initially not competitively priced at certain retail price points and relied primarily on our HealthSmart™ feature, a removable mattress top that can be zipped off the mattress and laundered or dry cleaned, at premium retail price points. Following weaker market response to the 2005 product lines than we expected, we introduced new innerspring premium priced products to complement our HealthSmart™ products, and the Caresse® visco elastic foam products. As a result of these new product introductions, as well as other pricing and product modifications made commencing in March 2005, our sales volume improved after the first quarter of 2005.

•	Our conventional bedding gross margins have been negatively impacted by rising raw material costs, California’s new flame resistance standard and operating inefficiencies at our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities, which opened in 2004. We have implemented and are reviewing other procedures to eliminate or minimize certain manufacturing and overhead costs.

•	We launched a cost savings initiative in April 2005 to reduce our overall cost structure. As a result of the costs savings initiative, a people realignment plan for our salaried associates was implemented in the second and third quarters of 2005. The people realignment plan consisted of a voluntary early retirement phase and voluntary and involuntary severance phases. We anticipate the people realignment plan will result in annualized compensation, fringe and benefits savings of approximately $5.0 million. The severance costs associated with the people realignment plan were $2.4 million.

•	In connection with the people realignment plan, we restructured our corporate management team. As a result of the restructuring, our former President, Robert W. Hellyer, left the Company to pursue other professional opportunities and our Chairman and CEO, Charles R. Eitel, assumed certain of Mr. Hellyer’s responsibilities. Additionally, we made the following management changes:
–	Hired Robert P. Burch as our Executive Vice President – Operations. Mr. Burch joined us after 26 years with office furniture manufacturer, Steelcase, Inc., where Mr. Burch most recently held the position of Vice President of Order Fulfillment for North America.

–	Named Stephen G. Fendrich as our Executive Vice President – Sales. Mr. Fendrich served as the CEO and President of our SC Holdings, Inc. and Sleep Country USA, Inc. subsidiaries from September 2002 through June 2005.

–	Appointed Timothy F. Oakhill as our Senior Vice President – Marketing and Licensing. Mr. Oakhill, who has been with the Company since 1998, was instrumental in growing the BackCare® and BackCare Kids® brands. Most recently, Mr. Oakhill was Vice President of International and Domestic Licensing.

•	In December 2005, we implemented a sales force effectiveness strategy that re-aligns our sales organization to deliver higher service levels to our dealers. In connection with the sales effectiveness strategy, we incurred consulting fees and other charges and reduced our sales force and support staff resulting in one-time termination charges of $2.1 million, which were incurred in the fourth quarter of 2005. In addition to increasing the effectiveness of our sales organization, we anticipate that the sales effectiveness strategy will reduce our annualized compensation and benefits costs by approximately $5.2 million.

•	The hurricanes that caused extensive damage to the Gulf Coast and surrounding areas in late August and September of 2005 caused a disruption in the supply of the key chemical component TDI (toluene diisocyanate), which is used in the production of polyurethane foam used throughout the bedding industry in the United States. As a result of a temporary shortage of TDI in the United States and other factors, our polyurethane foam suppliers increased the price of foam in November 2005. To offset the substantial price increases for foam and other raw materials affected by the storms and petrochemical inflation, we announced a price increase that varied by product and size on all of our mattress products effective November 6, 2005. We estimate that the price increase in the aggregate approximated 10%.

•	Effective December 16, 2005, Simmons Bedding amended its senior credit facility to revise financial covenants through 2007. As part of the amendment, Simmons Bedding voluntarily prepaid $15.0 million of its tranche C term loan from its cash flow from operations on December 19, 2005.

•	Both the United Steel Workers of America and the Teamsters labor unions at our Los Angeles manufacturing facility ratified 4-year collective bargaining agreements in July 2005. The Steel Workers at our Atlanta manufacturing facility ratified a 3-year collective bargaining agreement in October 2005. We do not expect these new contracts to have a significant impact on our future operating results.
CRITICAL ACCOUNTING POLICIES
     In preparing the consolidated financial statements in conformity with GAAP, our management must make decisions that impact the reported amounts and the related disclosures. Those decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, warranties, co-operative advertising and rebate programs, non-cash stock compensation expense, income taxes, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results. The following policies require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.
     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We evaluate the adequacy of the allowance on a periodic basis. The evaluation includes consideration of a review of historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions. If the result of the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Our accounts receivable balance was $87.5 million and $76.0 million, net of the allowances for doubtful accounts, discounts and returns of $5.1 million and $4.0 million, respectively, as of December 25, 2004 and December 31, 2005, respectively. Our allowance for doubtful accounts was $2.5 million and $1.7 million as of December 25, 2004 and December 31, 2005, respectively. The $0.9 million reduction of our allowance for doubtful accounts resulted from our improved customer credit profile and receivable aging.
     Impairment of long-lived assets. We assess all our long-lived assets for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Management assesses whether there has been impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material non-cash charge to earnings.
     Intangible assets. Definite-lived intangible assets are amortized using the straight-line method, which we believe is most appropriate, over their estimated period of benefit, ranging from three to twenty-five years. Indefinite-lived intangible assets, such as trademarks, are not amortized. We evaluate indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily by using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts of timing of cash flows, the risk-free interest rate, and other factors considered in managements projected future operating results. We review the useful lives of definite-lived and indefinite-lived intangible assets every reporting period.
     Annually, we test goodwill for impairment in the fourth quarter by comparing the fair value of our reporting units to their carrying values. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.
     Fair value is determined by the assessment of future discounted cash flows of the reporting unit and by comparison to similar entities’ fair values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
     Warranty accrual. The conventional bedding products that we currently manufacture generally include a ten year non-prorated warranty. Our juvenile bedding products have warranty periods ranging from five years to a lifetime. Our warranty accrual is an estimate of future warranty returns recorded at the current average cost to settle warranty claims. The accrual is calculated as follows:
1)	We record the amount of warranties issued during the period based upon our units sold, the cumulative average return rate for the previous ten years, and the estimated average cost to settle a warranty claim.

2)	We adjust the accruals related to pre-existing warranties for the estimated average cost to settle a warranty claim and changes in our estimate of the number of future warranty returns resulting from changes in our cumulative average return rate for the previous ten years.

3)	We reduce the accrual for warranty settlements during the period based upon the number of warranty returns recorded at the estimated costs to settle warranty claims. The estimated costs to settle warranty claims is based upon the average manufacturing cost per unit, including freight, less anticipated cost recovery resulting from the selling of returned product to “as-is” and outlet customers.

     The following table presents a reconciliation of our warranty accrual for 2005, 2004, Successor ’03 and Predecessor ’03 (amounts in thousands):

			December 25,	December 31,
	Predecessor ’03	Successor ’03	2004	2005
Balance at beginning of period	$3,038	$2,955	$3,148	$2,715
Additional warranties issued	2,126	228	1,846	2,100
Accruals related to pre-existing warranties (including change in estimate)	30	(21)	(418)	84
Warranty settlements	(2,239)	(14)	(1,861)	(1,890)

Balance at end of period	$2,955	$3,148	$2,715	$3,009

     We had previously reported a warranty accrual of $3.7 million, $3.8 million, and $3.7 million as of December 19, 2003, December 27, 2003, and December 25, 2004, respectively. The previously reported amounts included not only our accrual for warranty returns, but also for non-warranty returns and certain customer allowances.
     Due to a 22.8% increase in the average cost to settle a claim, we increased our accruals for pre-existing warranties as of December 31, 2005.
     Cooperative advertising and rebate programs. We enter into agreements with our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer. When sales are made to these customers, we record accrued liabilities pursuant to these agreements. Management regularly assesses these liabilities based on forecasted and actual sales and claims and management’s knowledge of customer purchasing habits to determine whether all the cooperative advertising earned will be used by the customer, whether the cooperative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales, and whether the customer will meet the requirements to receive rebates. Costs of these programs totaled $99.2 million, $0.6 million, $113.3 million and $110.9 million for the Predecessor ’03, the Successor ’03, fiscal year 2004, and fiscal year 2005.
     Stock compensation expense. In connection with the Acquisition, certain members of our management deferred $19.8 million of their proceeds from the Acquisition into a then existing deferred compensation plan. The proceeds were deemed invested in our Class A common stock. These shares were convertible into cash or common stock based upon the outcome of certain events such as a change of control or an initial public offering. These shares had a put option that gave the holder the right to cash based upon a quarterly valuation of our common stock performed by Houlihan Lokey Howard and Zukin Financial Advisors, Inc. The changes in market value of the liability were recorded as non-cash stock compensation expense. The valuation of the shares was based upon our intrinsic value, which was estimated based upon our historical and forecasted operating results, market conditions and historical comparable transactions. The deferred compensation plan was terminated on June 3, 2004.
     In connection with the Acquisition, we adopted the Simmons Company Equity Incentive Plan (the “Incentive Plan”) to provide restricted stock awards to our employees, directors and consultants. We are authorized to issue up to 688,235 restricted shares of Class B common stock pursuant to awards under the Incentive Plan. Awards of restricted stock are made pursuant to restricted stock agreements and are subject to vesting and other restrictions as determined by the board of directors. Among other things, the restricted stock agreements provide, under certain conditions, for potential acceleration in vesting of the stock upon a change in control. Upon issuance of restricted stock awards, compensation cost is measured as the excess of the fair market value of the award over the purchase price. The entire amount of compensation cost is recorded as deferred compensation and amortized by a charge to non-cash stock compensation expense over the period from the date the shares are awarded to the date restrictions are expected to lapse. In making this determination, we continually reevaluate whether attainment of the performance goals that would accelerate the lapsing of the restrictions is considered probable.

     We recorded non-cash stock compensation expense of $68.4 million, $0 million, $3.3 million, and $0 million for the Predecessor ’03, the Successor ’03, fiscal year 2004, and fiscal year 2005.
     Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the effective date of enactment. A valuation allowance is established, when necessary, to reduce deferred tax assets to amounts expected to be realized.
     As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of $123.1 million, including $15.8 million that were generated by our SC Holdings, Inc. subsidiary (“SC Holdings”) and that are subject to use limitations imposed by the Internal Revenue Code. Additionally, as of December 31, 2005, we had state net operating loss carryforwards of $95.8 million. Our federal and state net operating loss carryforwards expire on various dates through 2024 and 2025, respectively.
     As of December 31, 2005, we had $6.2 million of tax credits available to offset future payments of U.S. federal income taxes. Of these credits, $5.9 million will expire in varying amounts between 2009 and 2025, and $0.3 million can be carried forward indefinitely. We also had $1.3 million of state income tax credits, which will begin to expire in 2007, and $0.2 million of non-U.S. income tax credits available to offset future payments of foreign income tax, which can be carried forward indefinitely.
     We must make estimates regarding the future realization of the tax benefits of deferred tax assets. Realization of the benefits of both operating loss carryforwards and tax credit carryforwards is dependent upon the ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. Due to the uncertainty regarding the realization of certain tax benefit carryforwards, as of December 31, 2005, we had valuation allowances totaling $6.3 million for the deferred tax assets related to specific state net operating loss carryforwards ($4.8 million), certain state income tax credits ($1.3 million), and foreign jurisdiction income tax credits ($0.2 million). We established the valuation allowance for certain state tax carryforwards after giving consideration to the expiration period of these state tax carryforwards and current forecasts of future state taxable income. In assessing the need for a valuation allowance for the deferred tax assets related to the state income tax credits, we determined that $1.1 million of the valuation allowance should have been recorded in connection with the purchase accounting related to the Acquisition and $0.2 million should have been recorded in the fourth quarter of 2004. In the fourth quarter of 2005, we adjusted goodwill for our wholesale bedding segment by $1.1 million and recorded $0.2 million of income tax expense associated with the recording of the valuation allowance. We assessed the out-of-period adjustment for materiality and determined that the adjustment was not material to our prior or current periods results of operations or financial position. With respect to the foreign jurisdiction income tax credits, a full valuation allowance has been recorded due to utilization limits imposed by the foreign jurisdiction.
     As of December 25, 2004, we had recorded a valuation allowance of $5.3 million related to SC Holdings’ federal net operating loss carryforwards that are subject to use limitations under the Internal Revenue Code. Based on our and SC Holdings’ recent history of earnings and expectations of future profits, we have determined that the realization of the tax benefits related to these operating loss carryforwards is more likely than not assured, and, accordingly, the related valuation allowance was removed as of December 31, 2005. Because this valuation allowance was recorded as part of the Acquisition purchase accounting, the reduction of the valuation allowance in 2005 was accounted for as a reduction of the goodwill for our retail bedding segment.
     As of December 31, 2005 and December 25, 2004, we had recorded a benefit for federal and state net operating loss carryforwards and tax credits, net of valuation allowances, aggregating $51.1 million and $49.4 million, respectively.
     Litigation and contingent liabilities. From time to time, we are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters, which are handled and defended in the ordinary course of business. We accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. We believe the amounts reserved are adequate for such pending matters; however, results of operations could be negatively affected by significant litigation adverse to us.
RESULTS OF OPERATIONS
     GAAP does not permit combining the results of our Predecessor period (December 29, 2002 through December 19, 2003) with our Successor period (December 20, 2003 through December 27, 2003) in our 2003 consolidated financial statements. Accordingly, the consolidated statements of operations included elsewhere in this filing do not present results for the twelve months ended December 27, 2003. However, in order to provide investors with useful information, the following table presents historical financial information for the Predecessor period and the Successor period and on a pro forma basis for the year ended December 27, 2003.
     The unaudited pro forma information for the year ended December 27, 2003 gives effect to the following items as if each had occurred on December 29, 2002 (the first day of our fiscal year 2003):
•	the Acquisition; and

•	the elimination of non-recurring charges resulting directly from the Acquisition and related financing.

	Predecessor	Successor
	Period from	Period from	Pro Forma
	Dec. 29, 2002	Dec. 20, 2003	For the year	For the year	For the year
	through	through	ended	ended	ended
	Dec. 19, 2003	Dec. 27, 2003	Dec. 27, 2003	Dec. 25, 2004	Dec. 31, 2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	51.3%	82.0%	51.1%	54.3%	56.4%

Gross margin	48.7%	18.0%	48.9%	45.7%	43.6%
Selling, general and administrative expenses	46.8%	51.5%	37.8%	36.5%	35.0%
Amortization of intangibles	0.0%	3.6%	0.6%	0.6%	0.7%
Licensing fees	-1.3%	-3.7%	-1.3%	-1.1%	-1.1%
Plant closure charges	0.2%	5.2%	0.2%	0.4%	0.0%
Transaction expenses	2.8%	0.0%	0.1%	0.2%	0.1%

Operating income (loss)	0.2%	-38.6%	11.5%	9.1%	8.8%
Interest expense, net	5.7%	53.5%	5.4%	5.1%	8.2%

Income (loss) before income taxes	-5.5%	-92.1%	6.1%	4.0%	0.6%
Income taxes (benefit)	-1.1%	-9.5%	1.9%	1.3%	0.3%

Net income (loss)	-4.4%	-82.6%	4.2%	2.7%	0.3%

     The pro forma information for the year ended December 27, 2003 includes the following adjustments resulting from the Acquisition and related financing:
•	adjustment to cost of products sold of $(3.7) million, or (0.5)% of net sales, to (i) reduce depreciation expense by $(2.9) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce by $(1.7) million inventory recorded at fair market value as a result of the Acquisition and sold during the eight day period ended December 27, 2003; and (iii) increase amortization of favorable leases by $0.9 million due to the step-up to fair market value of leases;

•	adjustment to selling, general and administrative expense of $(73.0) million, or (9.1)% of net sales, to (i) reduce depreciation expense by $(3.2) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(1.4) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce non-cash stock compensation expense by $(68.4) million to reflect the elimination of our stock option plans;

•	adjustment to increase amortization of intangibles by $4.4 million, or 0.5% of net sales, to reflect additional amortization as a result of increases in the bases of our intangible assets;

•	adjustment to reduce interest expense, net by $(6.5) million, or (0.8)% of net sales, to reflect the additional interest expense associated with the new debt, less the interest expense associated with the old debt retired and the elimination of one-time financing charges resulting from the Acquisition and related financing; and

•	adjustment to increase income tax expense by $25.1 million based upon our pro forma effective tax rate of 31% which resulted from the elimination of non-deductible expenses associated with the Acquisition and related financing.

     The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma financial information does not purport to represent what our results of operations would actually have been had each of the Acquisition and the termination of the deferred compensation plan occurred on December 29, 2002 or to project our results of operations for any future period or date.
YEAR ENDED DECEMBER 31, 2005 (53-WEEKS) COMPARED TO YEAR ENDED DECEMBER 25, 2004 (52-WEEKS)
     Net Sales. The following table presents our net sales and the dollar and percentage change by segment for fiscal year 2005 compared to fiscal year 2004.

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$788.1	$808.4	$(20.3)	-2.5%
Retail bedding segment	82.3	81.0	1.3	1.6%
Eliminations	(15.1)	(19.5)	4.4	22.6%

Consolidated net sales	$855.3	$869.9	$(14.6)	-1.7%

     Wholesale bedding net sales declined $20.3 million, or 2.5%, for fiscal year 2005 compared to fiscal year 2004. We estimated the additional week in fiscal year 2005 added approximately $12.4 million of sales in fiscal year 2005 compared to fiscal year 2004. For fiscal year 2005, our sales decline occurred principally due to a decrease in conventional bedding unit volume of 8.3%, partially offset by an increase in conventional bedding AUSP of 6.3% compared to fiscal year 2004. Our conventional bedding unit volume declined principally due to (i) less sales volume at lower retail price points since our 2005 product lines focused on higher retail price points; and (ii) the roll-out of new premium-priced products in the first quarter of 2005 which were not as successful as our previous product lines. Our conventional bedding AUSP for fiscal year 2005 increased compared to fiscal year 2004 due primarily to the shipment of our new product lines in 2005 which, on average, sell at higher prices than our 2004 product lines coupled with a price increase implemented in November 2005 on all products to help minimize the impact of rising raw material costs. Our wholesale bedding segment net sales in fiscal year 2005 also benefited by $15.8 million from selling more juvenile bedding products as a result of our acquisition of certain assets and liabilities of Simmons Juvenile Products Company, Inc. (the “Juvenile Acquisition”) in August 2004.
     For fiscal years 2005 and 2004, our wholesale bedding segment net sales reflect a reduction of $85.8 million and $66.7 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for fiscal year 2005 compared to fiscal year 2004 principally due to our customers providing less proof of advertising for the co-op subsidies they receive from us, which resulted in more co-op advertising expenditures being recorded as a sales reduction versus a selling expense. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for fiscal year 2005, were 0.3 percentage points higher than the aggregate co-op advertising expenditures for fiscal year 2004.
     Retail bedding segment net sales for fiscal year 2005 increased $1.3 million, or 1.6%, compared to fiscal year 2004 as a result of (i) increased same store sales at our Sleep Country USA retail operations and (ii) the additional week in fiscal year 2005 compared to fiscal year 2004, which we estimate added $1.6 million of sales in fiscal year 2005. Retail bedding net sales for fiscal year 2004 include $12.9 million of net sales related to our former Mattress Gallery operations which were sold in May 2004. On a comparable store basis, sales for our retail stores increased 18.6% for fiscal year 2005 compared to fiscal year 2004, adjusted for the extra week in fiscal year 2005. Retail segment same store sales have benefited from increased advertising and an improved retail sales environment in Washington and Oregon. We believe we gained market share in the Portland, Oregon and Seattle, Washington markets in 2005.
     Gross Margin. The following table presents our gross profit, gross margin as a percentage of segment net sales,

and the gross margin percentage point change by segment for fiscal year 2005 compared to fiscal year 2004.

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$327.7	$360.4	41.6%	44.6%	-3.0%
Retail bedding segment	44.7	37.5	54.3%	46.3%	8.0%
Eliminations	0.2	(0.3)	-1.4%	1.3%	-2.7%

Consolidated	$372.6	$397.6	43.6%	45.7%	-2.1%

     Our wholesale bedding segment gross margin for fiscal year 2005 declined 3.0 percentage points compared to fiscal year 2004. Our wholesale bedding segment gross margin declined principally due to (i) a 10.3% increase in our conventional bedding material cost per unit due to inflation in raw material costs and the added costs to make our products manufactured for sale in the State of California meet California’s open flame resistance standards which became effective January 1, 2005; (ii) a 5.8% increase in our conventional bedding labor and overhead cost per unit due to a decline in sales volume resulting in lower utilization of our manufacturing facilities; (iii) an increase in juvenile products sold, which sell at lower margins, as a result of the Juvenile Acquisition; and (iv) our co-op advertising expenditures classified as a reduction of sales increased in fiscal year 2005 (see above “Net Sales” discussion).
     For fiscal year 2004, our wholesale bedding segment gross margin included (i) $5.0 million of start-up costs related to the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities; and (ii) $2.6 million of non-recurring costs resulting from the selling of inventory recorded at fair market value in connection with the purchase accounting associated with the Acquisition.
     Our retail bedding segment gross margin for fiscal year 2004 was negatively impacted by 4.7 percentage points due to the selling of inventory recorded at fair market value in connection with the Acquisition. Exclusive of the effects of selling the marked-up inventory in fiscal year 2004, our retail bedding segment gross margin improved 3.3 percentage points in fiscal year 2005 compared to fiscal year 2004. Our retail bedding segment gross margin benefited in 2005 from (i) the sale of our Mattress Gallery retail operations in May 2004, which had a lower gross margin product sales mix than our Sleep Country USA retail operations; and (ii) our Sleep Country USA retail operations shift in sales mix to products that have higher gross margins.
     Selling, General and Administrative Expenses (“SG&A”). The following table presents our selling, general and administrative dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for fiscal year 2005 compared to fiscal year 2004.

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$260.9	$279.1	33.1%	34.5%	-1.4%
Retail bedding segment	38.2	38.7	46.4%	47.8%	-1.4%

Consolidated	$299.1	$317.8	35.0%	36.5%	-1.5%

     Our wholesale bedding segment SG&A as a percent of segment net sales decreased 1.4 percentage points due primarily to more co-op advertising expenditures being recorded as a reduction of sales instead of as a selling expense as discussed above under “Net Sales” which resulted in a 1.5 percentage point decrease in SG&A expenses as a percent of segment net sales in fiscal year 2005 compared to fiscal year 2004. Our wholesale bedding segment SG&A for fiscal year 2005 includes $6.8 million of non-recurring severance, consulting and other expenses associated with the implementation of our 2005 cost cutting initiatives (see page 20 for further discussion), including our people realignment plan and our sales force effectiveness strategy. Our wholesale bedding segment SG&A for fiscal year 2004 included $8.6 million of non-recurring charges associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities and the closing of our Columbus, Ohio and Piscataway, New Jersey manufacturing facilities during the year.
     Our retail segment SG&A as a percent of segment net sales decreased 1.4 percentage points in fiscal year 2005 compared to fiscal year 2004 primarily due to the sale of Mattress Gallery operations in May 2004 and our Sleep Country USA operations growing their same store sales which resulted in better leveraging of their fixed costs, such as salaries, advertising and rent.
     Plant Closure Charges. For fiscal year 2005, we incurred $0.1 million of plant closure charges related to the relocation of our juvenile bedding manufacturing facility located in Oshkosh, Wisconsin to Neenah, Wisconsin. For fiscal year 2004, we incurred $3.1 million of plant closure charges related to the closing of our Columbus, Ohio and Piscataway, New Jersey conventional bedding manufacturing facilities in April 2004 and December 2004, respectively. The 2004 plant closure charges consisted primarily of severance, retention and costs to transfer equipment.
     Amortization of Intangibles. For fiscal year 2005, amortization of intangibles increased $0.8 million, or 15.4%, to $5.7 million from $4.9 million for fiscal year 2004. The increase in amortization expense was attributable to the recording of non-contractual customer agreements in connection with the purchase price allocation for the Juvenile Acquisition. The non-contractual agreements have a weighted average life of eleven years.
     Transaction Expenses. For fiscal year 2005, we incurred $0.6 million in transaction expenses related to potential acquisitions that were not consummated. For fiscal year 2004, we incurred $2.0 million of transaction expenses, in the aggregate, related to the Acquisition, the Juvenile Acquisition, the sale of Mattress Gallery, and the filing of a registration statement with the SEC for an initial public offering (“IPO”) of our common stock. In June 2005, we announced that we were no longer proceeding with our IPO.
     Licensing Fees. For fiscal year 2005, licensing fees decreased $0.5 million, or 5.1%, to $9.1 million from $9.6 million for fiscal year 2004. Our licensing fees decreased principally due to (i) declining sales at a significant licensee due to their loss of a major customer; and (ii) the loss of a licensee in 2004 as a result of their filing for bankruptcy.
     Interest Expense, Net. For fiscal year 2005, interest expense increased $26.1 million, or 59.1%, to $70.4 million from $44.2 million for fiscal year 2004. Interest expense increased $16.8 million as a result of the issuance of $269.0 million of 10% senior discount notes (“Discount Notes”) in December 2004. Interest expense also increased $8.8 million due to higher LIBOR base rates on our senior credit facility and senior unsecured term loan for fiscal year 2005 compared to fiscal year 2004. Our non-cash interest expense, including the accretion of the original issuance discount on our Discount Notes, was $19.7 million in fiscal year 2005 compared to $2.4 million in fiscal year 2004.
     Income Taxes. The combined federal, state, and foreign effective income tax rate of 44.2% for fiscal year 2005 differs from the federal statutory rate of 35.0% primarily due to the expiration of unused state net operating loss benefits.
     The combined federal, state, and foreign effective income tax rate of 32.6% for fiscal year 2004 differs from the federal statutory rate of 35.0% primarily due to a reversal of tax reserves which we believe are no longer needed, partially offset by the expiration of unused net operating loss benefits and an increase in state income taxes.

YEAR ENDED DECEMBER 25, 2004 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 27, 2003
     Net Sales. The following table presents our net sales and the dollar and percentage change by segment for fiscal year 2004 compared to the pro forma fiscal year 2003.

		Pro Forma	$ increase	% increase
	2004	2003	(decrease)	(decrease)
	(in millions)

Wholesale bedding segment	$808.4	$741.0	$67.4	9.1%
Retail bedding segment	81.0	97.9	(16.9)	-17.3%
Eliminations	(19.5)	(32.6)	13.1	40.2%

Consolidated net sales	$869.9	$806.3	$63.6	7.9%

     Wholesale bedding segment net sales increased $67.4 million, or 9.1%, to $808.4 million for the fiscal year 2004 from $741.0 million for the pro forma fiscal year 2003. For the fiscal year 2004 and the pro forma fiscal year 2003, our wholesale bedding segment net sales reflect a reduction of $66.7 million and $49.5 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates. Our sales reductions increased principally due to our customers providing less proof of advertising for the co-op subsidies they received from us, which resulted in an increase in co-op advertising expenditures being recorded as a sales reduction versus a selling expense. The wholesale bedding segment net sales increase was primarily due to (i) an increase in conventional bedding unit volume and AUSP of 3.5% and 6.1%, respectively, compared to the pro forma fiscal year 2003; and (ii) the addition of $7.7 million of net sales for fiscal year 2004 as a result of the acquisition of Simmons Juvenile. Our wholesale segment conventional bedding unit volume increased due to increased Beautyrest® sales following the roll-out of the Beautyrest® 2004 product line in the first quarter of 2004 and the addition of new dealer accounts. Our improvements in AUSP were primarily attributable to a shift in our sales mix toward our Beautyrest® branded product line following the roll-out of the 2004 product line. Our Beautyrest® products generally have a higher AUSP compared to our other branded product lines. Additionally, our AUSP benefited from the 12% price increase implemented on our 2004 product line in late October 2004 to help offset inflation in material costs, and the shipment of our new 2005 product line beginning in December 2005.
     Our retail segment sales for the fiscal year 2004 decreased $16.9 million, or 17.3%, to $81.0 million from $97.9 million for the pro forma fiscal year 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations in May 2004. Mattress Gallery contributed $12.9 million of net sales prior to our sale of the operations compared to $40.0 million of net sales for the pro forma fiscal year 2003. On a comparable store basis, sales for our retail stores increased 18.6% for the fiscal year 2004 versus the pro forma fiscal year 2003. Retail segment same store sales have benefited from increased advertising which we believe resulted in a gain in market share in the Portland, Oregon and Seattle, Washington markets.

     Gross Margin. The following table presents our gross profit, gross margin as a percentage of segment net sales, and the gross margin percentage point change by segment for the fiscal year 2004 compared to the pro forma fiscal year 2003.

	Gross Profit		Gross Margin		Margin %
		Pro Forma		Pro Forma	Point
	2004	2003	2004	2003	Change
	(in millions)
Wholesale bedding segment	$360.4	$346.7	44.6%	46.8%	-2.2%
Retail bedding segment	37.5	49.7	46.3%	50.8%	-4.5%
Eliminations	(0.3)	(2.3)	1.3%	7.2%	-5.9%

Consolidated	$397.6	$394.1	45.7%	48.9%	-3.2%

     Our wholesale segment gross margin decreased 2.2 percentage points to 44.6% of wholesale segment net sales for the fiscal year 2004 from 46.8% for the pro forma fiscal year 2003. Our decline in gross margin was principally due to (i) the increase sales reductions of 1.8 percentage points as mentioned above under “Net Sales”; (ii) higher material costs resulting principally from inflation in prices for steel and wood; and (iii) start-up costs for our new conventional bedding manufacturing facilities. Material costs increased 2.3 percentage points of wholesale segment net sales for the fiscal year 2004 compared to the prior year. To help offset the effects of inflation in material prices, we implemented a 12% price increase on our 2004 product lines in late October 2004 and began the roll out of our new 2005 product lines, which were initially priced to recover the higher material costs, in December 2004. We incurred $5.0 million, or 0.6% of wholesale segment net sales, of manufacturing costs associated with the opening of the Waycross, Georgia and Hazleton, Pennsylvania manufacturing facilities in fiscal year 2004. These manufacturing costs are not expected to reoccur in future periods. Our labor and overhead costs, as a percentage of wholesale segment net sales, decreased 0.6 percentage points as a result of (i) an increase in unit volume; and (ii) operating one less manufacturing facility during most of the year.
     Our retail segment gross margin decreased 4.5 percentage points to 46.3% of retail segment net sales for the fiscal year 2004 from 50.8% of retail segment net sales for the pro forma fiscal year 2003. Our retail segment gross margin decreased primarily due to the selling of inventory recorded at fair market value in connection with the Acquisition of $3.8 million, or 4.7% of retail segment net sales for the fiscal year 2004. The sale of our Mattress Gallery retail operations, which had a lower margin product sales mix than our Sleep Country USA retail operations, partially offset the decrease in retail segment gross margins.
     Selling, General and Administrative Expenses. The following table presents our selling, general and administrative dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for the fiscal year 2004 compared to the pro forma fiscal year 2003.

	SG&A		As a % of Segment Net Sales		Margin %
		Pro Forma		Pro Forma	Point
	2004	2003	2004	2003	Change
	(in millions)
Wholesale bedding segment	$279.1	$259.6	34.5%	35.0%	-0.5%
Retail bedding segment	38.7	46.8	47.7%	47.8%	-0.1%

Consolidated	$317.8	$306.4	36.5%	37.8%	-1.3%

     As a percent of wholesale segment net sales, our wholesale segment SG&A decreased 0.5 percentage points to 34.5% for the fiscal year 2004 from 35.0% for the pro forma fiscal year 2003. The decrease was principally due to a reduction in co-op advertising and administrative compensation expenses of 1.0 and 0.6 percentage points, respectively. Co-op advertising expenses decreased due to the reasons mentioned above under “Net Sales.” Our administrative compensation expense decreased primarily as a result of a lower bonus payout in fiscal year 2004 in comparison to fiscal year 2003. Partially offsetting these reductions in SG&A, our distribution costs rose 0.7 percentage points due primarily to increases in (i) miles driven to service our customers from existing manufacturing facilities following the closing of our manufacturing facilities in Jacksonville, Florida and Columbus, Ohio, which were closed in December 2003 and April 2004, respectively; and (ii) average fuel costs in comparison to the prior year.
     As a percentage of retail segment net sales, our retail segment SG&A decreased 0.1 percentage point to 47.7% for the fiscal year 2004 from 47.8% for the pro forma fiscal year 2003. The decrease was primarily attributable to (i) the sale of Mattress Gallery, which had higher SG&A as a percentage of net sales; and (ii) the growth in same store sales which resulted in better leveraging of our fixed expenses, such as salaries and rent. Partially offsetting the improvement in our retail segment SG&A, our retail segment had increases in (i) advertising and promotional expenditures which were utilized to stimulate sales and (ii) distribution costs resulting from higher average fuel costs.
     Amortization of Intangibles. For fiscal year 2004, amortization of intangibles of $4.9 million decreased $0.1 million from $5.0 million for the pro forma fiscal year 2003.
     Licensing Fees. For fiscal year 2004, our licensing fees decreased $1.2 million to $9.6 million from $10.8 million for the pro forma fiscal year 2003. Our licensing fees decreased primarily due to a loss of licensee as a result of their filing for bankruptcy during the second quarter of fiscal year 2004.
     Plant Closure Charges. For fiscal year 2004, we incurred $3.1 million of plant closure charges related to the closing of our conventional bedding manufacturing facilities in Columbus, Ohio and Piscataway, New Jersey in April and December, respectively. For pro forma fiscal year 2003, we incurred $1.8 million of plant closure charges related to the closing of our conventional bedding manufacturing facility in Jacksonville, Florida. The plant closure charges consisted principally of severance, employee retention payments, rent and costs to transfer equipment. All plant closure charges related to the closure of the Columbus, Ohio and Piscataway, New Jersey manufacturing facilities had been expensed as of December 25, 2004.
     Transaction Expenses. For fiscal year 2004, we incurred $2.0 million of transaction expenses, in the aggregate, related principally to the Acquisition, our acquisition of certain assets and liabilities of Simmons Juvenile, the sale of Mattress Gallery, and the filing of a registration statement with the SEC for an initial public offering of our common stock. We incurred $0.9 million of transaction expenses for the pro forma fiscal year 2003 in connection with our acquisition of Sleep Country.
     Interest Expense, Net. For fiscal year 2004, interest expense increased $0.9 million to $44.2 million from $43.3 million for the pro forma fiscal year 2003. The increase was principally due to the interest expense associated with the senior discount notes issued in December 2004.
     Income Taxes. The combined federal, state, and foreign effective income tax rate of 32.6% for fiscal year 2004 differs from the federal statutory rate of 35.0% primarily due to a reversal of tax reserves which we believe are no longer needed, partially offset by the expiration of unused net operating loss benefits and an increase in state income taxes. The combined federal, state, and foreign effective income tax rate of 31.2% for the pro forma fiscal year 2003 differed from the federal statutory rate of 35.0% primarily due to a reduction in Sleep Country’s valuation allowance on net operating losses as a result of income it earned for the pro forma fiscal year 2003.
LIQUIDITY AND CAPITAL RESOURCES
     Holdings is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its indirect operating subsidiary, Simmons Bedding, and from borrowings by Simmons Bedding.
     Simmons Bedding’s principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under Simmons Bedding’s senior credit facility. Restrictive covenants in Simmons Bedding’s debt agreements restrict Simmons Bedding’s ability to pay cash dividends and make other distributions to Holdings. Our primary use of funds consists of payments of funding for working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet Simmons Bedding’s short-term and long-term liquidity needs.
      Capital expenditures totaled $6.8 million for fiscal year 2005. We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.
      Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt. Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards. We expect to pay minimal federal and state income taxes in 2006.
      The terms of Simmons Bedding’s senior credit facility require a mandatory prepayment of Simmons Bedding’s tranche C term loan due April 15, 2006 of $1.2 million, based upon our Consolidated Excess Cash Flows (as defined in the senior credit facility) for fiscal year 2005. Simmons Bedding paid such amount with an additional voluntary prepayment of $4.2 million on March 1, 2006. Such prepayment of debt results in our next quarterly principal payment being in June 2009.
      The following table summarizes our changes in cash (in millions):

	Year Ended	Year Ended
	December 31,	December 25,
	2005	2004
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$40.2	$69.6
Investing activities	(9.7)	(28.7)
Financing activities	(30.1)	(20.5)
Effect of exchange rate changes on cash	—	0.1

Change in cash and cash equivalents	0.4	20.5
Cash and cash equivalents
Beginning of period	24.2	3.7

End of period	$24.6	$24.2

Year Ended December 31, 2005 Compared With The Year Ended December 25, 2004
      Cash flows from operating activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows from operations decreased $29.4 million. Our cash flows from operations decreased primarily due a decline in net income of $20.4 million partially offset by a decrease in working capital.
      Cash flows used in investing activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows used in investing activities decreased $19.0 million. For fiscal year 2005, our cash used in investing activities included a payment of contingent consideration of $3.3 million related to the Juvenile Acquisition and capital expenditures of $6.8 million. For fiscal year 2004, our cash used in investing activities included a payment of $19.7 million related to the Juvenile Acquisition and capital expenditures of $18.2 million. In fiscal year 2004, our capital expenditures were higher primarily due to our opening new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia that year. For fiscal year 2004, our cash flows from investing activities benefited from the sale of Mattress Gallery for $6.3 million.
      Cash flows used in financing activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows used in financing activities increased by $9.6 million. For fiscal year 2005, we made mandatory or voluntary payments on our senior credit facility of $26.7 million. For fiscal year 2004, we made mandatory or voluntary payments on our senior credit facility of $11.7 million. During fiscal year 2004, we repaid the remaining 10.25% Series B Senior Subordinated Notes outstanding for $5.3 million.

Debt
      Simmons Bedding’s senior credit facility is comprised of a term loan facility (the “tranche C term loan”) with a balance of $369.9 million as of December 31, 2005, which will mature in 2011, and a $75.0 million revolving loan facility (of which approximately $64.9 million was available for borrowings as of December 31, 2005 after giving effect to $10.1 million that was reserved for standby letters of credit), which will mature in 2009. Simmons Bedding is permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The senior credit facility is guaranteed by all of Simmons Company’s active domestic subsidiaries. Simmons Bedding and the guarantors’ obligations are secured by all or substantially all of Simmons Bedding’s and the guarantors’ assets, including a pledge of Simmons Bedding’s stock, a pledge of stock of all our domestic subsidiaries, and the pledge of 65% of the stock of our foreign subsidiaries.
     Simmons Bedding also has a senior unsecured term loan facility of $140.0 million, which will mature in June 2012. The senior unsecured term loan facility is guaranteed by THL-SC Bedding Company and all its active domestic subsidiaries.
     The senior credit facility and the senior unsecured term loan bear interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the following applicable interest rate margins:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche C term loan	2.50%	1.50%
Senior unsecured term loan	3.75%	2.75%
      The weighted average interest rates per annum in effect as of December 31, 2005 for the tranche C term loan and senior unsecured term loan were 5.87% and 7.00%, respectively.
      Simmons Bedding’s senior credit facility requires Simmons Bedding to meet a minimum cash interest coverage ratio and a maximum leverage ratio, and includes a maximum capital expenditures limitation. In addition, the senior credit facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in those agreements. The senior credit facility also contains certain customary events of defaults, subject to cure periods as appropriate.
      We amended Simmons Bedding’s senior credit facility on December 16, 2005 to revise the financial covenants related to maximum leverage and minimum cash interest coverage through 2007. The financial covenants, as amended, are as follows:
•	A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 from December 31, 2005 through December 31, 2006; 2.00:1.00 as of March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; 2.25:1.00 as of December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

•	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.50:1.00 as of December 31, 2005; 6.25:1.00 from March 31, 2006 through June 30, 2006; 6.15:1.00 as of September 30, 2006; 5.90:1.00 as of December 31, 2006; 5.60:1.00 as of March 31, 2007; 5.25:1.00 as of

June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.
     As part of the amendment of Simmons Bedding’s senior credit facility, Simmons Bedding voluntarily prepaid $15.0 million of its tranche C term loan from its cash flows from operations on December 16, 2005.
     In the event that Simmons Bedding fails to comply with the requirements of any financial performance covenant contained in the senior credit facility, Simmons Bedding may, no more than two times in any twelve-month period and four times in total, issue securities for cash and otherwise receive cash contributions to capital, in either case, in an amount equal to the lesser of (a) the amount necessary to cure the relevant failure to comply with all the relevant covenants (the “Cure Amount”) and (b) $20,000,000. Upon the receipt by Simmons Bedding of such cash, such covenants shall be recalculated giving effect to the following pro forma adjustments:
(i)	Consolidated EBITDA (as defined) shall be increased solely for the purpose of measuring the relevant covenants by an amount equal to the Cure Amount;

(ii)	If, after giving effect to the foregoing recalculations, Simmons Bedding is in compliance with the requirements of all relevant covenants, it shall be deemed to have satisfied the requirements of such covenants as of the relevant date of determination with the same effect as though there had been no failure to comply therewith at such date, and the applicable breach or default of the Financial Performance Covenants which had occurred shall be deemed cured; and

(iii)	To the extent that the proceeds are used to repay indebtedness, such Indebtedness will not be considered to have been repaid for purposes of calculating the leverage ratio for the relevant period.
     Simmons Bedding is required to make prepayments of the loans outstanding under the senior credit facility under certain circumstances, including with 100% of the net cash proceeds of certain asset sales and casualty or condemnation events to the extent such proceeds are not reinvested in Simmons Bedding’s business within a specified period of time and with 100% of the proceeds of certain types of debt incurred by Simmons Bedding. Additionally, depending on Simmons Bedding’s leverage ratio, Simmons Bedding may be required to prepay its senior secured loans with up to 50% of its excess cash flow from each fiscal year and with up to 50% of the net cash proceeds of certain equity issuances.
     Simmons Bedding is also required to make prepayments of the loans outstanding under the senior unsecured term loan in the event of a change in control at 101% of the unpaid principal amount thereof. Furthermore, Simmons Bedding may be required to make an offer to repay the senior unsecured term loans with proceeds of certain asset sales, and any such offer required to be made within the first three years after the closing date of the senior unsecured credit facility must be accompanied by payment of a call premium, calculated on a sliding scale. We are not required to use any proceeds we receive from an equity offering to repay loans outstanding under Simmons Bedding’s senior unsecured term loan facility.
     Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of December 31, 2005. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. Simmons Bedding may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and its subsidiaries on a consolidated basis and relate to ratios of adjusted EBITDA to cash interest expense (cash interest coverage ratio) and net debt to adjusted EBITDA (leverage ratio), all as defined in the senior credit facility. There is also a maximum capital expenditure limitation in the senior credit facility. The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions. The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.
     Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; the aggregate amount of the fees, costs and cash expenses paid by us in connection with the consummation of the Acquisition (including without limitation, bonus and option payments); other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented on the following page is in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     The following is a calculation of Simmons Bedding’s minimum cash interest coverage and maximum leverage ratios under its senior credit facility as of December 31, 2005. The terms and related calculations are defined in the senior credit facility, which is incorporated by reference as Exhibit 10.26 of this report (in millions, except ratios):

Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)	$113.9

Consolidated cash interest expense(2)	$50.8

Actual interest coverage ratio(3)	2.24	x
Minimum permitted interest coverage ratio	1.85	x

Calculation of maximum leverage ratio:
Consolidated indebtedness	$724.9
Less: Cash and cash equivalents	24.6

Net debt	$700.3

Adjusted EBITDA(1)	$113.9

Actual leverage ratio(4)	6.15	x
Maximum permitted leverage ratio	6.50	x

(1)	Simmons Bedding’s adjusted EBITDA for the twelve months ended December 31, 2005 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, management fees, reorganization costs and other non-recurring/ non-cash charges as permitted under Simmons Bedding’s senior credit facility.

(2)	A calculation of Simmons Bedding’s consolidated cash interest expense, as defined in Simmons Bedding’s senior credit facility for the period ended December 31, 2005 follows (in millions):

Interest expense, net	$52.8
Interest income	0.3

Gross interest expense	53.1
Less: Non-cash interest expense	2.3

$50.8

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.
     Simmons Bedding’s senior unsecured term loan facility does not contain any financial maintenance covenants, but does contain affirmative covenants similar to those contained in the senior credit facility. Additionally, Simmons Bedding’s senior unsecured facility contains negative covenants similar to those contained in its senior credit facility, except that its senior unsecured facility does not contain certain covenants such as limitations on indebtedness, asset sales and restricted junior payments.
     Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding has set the interest rate utilizing twelve-month Eurodollar rate loans which fixed the Eurodollar rate at 4.875% through January 26, 2007. The execution of these debt instruments resulted in Simmons Bedding fixing the interest rate through January 26, 2007 on approximately 58% of its floating rate debt as of December 31, 2005.
     On December 19, 2003, Simmons Bedding completed a financing, which consisted of the sale of $200.0 million of 7.875% senior subordinated notes due 2014 (the “Subordinated Notes”). The Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Existing Notes mature on January 15, 2014. The Subordinated Notes are subordinated in right of payment to all Simmons Bedding’s existing and future senior indebtedness.
     At any time prior to January 17, 2007, we may redeem up to 40% of the aggregate principal amount of the Subordinated Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.
     The indenture for the Subordinated Notes requires Simmons Bedding and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of our assets and stock.
     The Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Simmons Company, THL-SC Bedding Company and all of Simmons Bedding’s active domestic subsidiaries.
     On December 15, 2004, we completed a private placement of $269.0 million of 10.0% Senior Discount Notes due 2014 (the “Discount Notes”) with an effective yield of 10.2%. The aggregate proceeds from the issuance of the Discount Notes was $165.1 million. The proceeds from the offering were used to make a dividend distribution to holders of our Class A common stock and to pay certain expenses related to the sale and distribution of the Discount Notes. The notes bear interest at the rate of 10.0% per annum, which will be payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. The Discount Notes mature on December 15, 2014. On February 22, 2006, we issued 10% Senior Discount Notes due 2014 (the “Exchange Notes”) in exchange for 99.9% of all Discount Notes, pursuant to an exchange offer whereby holders of the Discount Notes received Exchange Notes which have been registered under the Securities Act but are otherwise identical to the Discount Notes.
     At any time prior to December 15, 2007, we may redeem up to 40% of the aggregate principal amount of the Discount Notes and Exchange Notes (together referred to as “Senior Discount Notes”) at a price of 110.0% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Senior Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Senior Discount Notes.
     If any of the Senior Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding equal to the Mandatory Principal Redemption Amount (as defined) plus a premium equal to 5.0% (one-half the coupon) of the Mandatory Principal Redemption Amount. No partial redemption or repurchase of the Senior Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Senior Discount Notes then outstanding.
     The indenture for the Senior Discount Notes required us to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of our assets and stock.

     The following table sets forth our contractual obligations as of December 31, 2005 (dollars in millions):

		Payment Due by Year
Contractual obligations:	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt (1)	$993.9	$1.6	$4.2	$98.7	$889.4
Interest payments on long-term debt (2)	418.6	48.2	96.2	122.3	151.9
Operating leases — wholesale segment	60.1	17.0	21.9	10.6	10.6
Operating leases — retail segment	29.5	6.3	9.6	6.4	7.2
Component purchase commitments	23.7	12.7	11.0	—	—

Total contractual obligations	$1,525.8	$85.8	$142.9	$238.0	$1,059.1

Other commercial commitments:

Standby letters of credit	$10.1	$10.1	$—	$—	$—

(1)	Includes $86.2 million of original issue discount on the Discount Notes.

(2)	Anticipated interest payments based on current interest rates and amounts outstanding as of December 31, 2005.
     In addition, under the terms of the management agreement entered into in connection with the Acquisition, Simmons Bedding is required to pay an affiliate of THL an aggregate fee of no less than $1.5 million a year. Under its terms, the management agreement will be terminated by THL upon the consummation of an equity offering and Simmons Bedding will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.
Off-Balance Sheet Arrangements
     In connection with the sale of Mattress Gallery to Pacific Coast Mattress, Inc. (“PCM”) on May 1, 2004, we entered into a five-year supply agreement with PCM and continue to guarantee approximately $0.9 million of PCM’s obligations under certain store leases that expire over various periods through 2010. We have no liability recorded for this obligation on our balance sheet as of December 25, 2004. We hold $0.5 million of restricted cash as collateral in case PCM defaults on the leases. The restricted cash is payable to the president of PCM and reported in other assets on the consolidated balance sheets.
SEASONALITY/OTHER
     Our third quarter sales are typically higher than our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.
     Most of our sales are by short term purchase orders. Because the level of production is generally prompted to meet customer demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).
RECENTLY ISSUED ACCOUNTING STANDARDS
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and companies must apply the standard prospectively. We adopted this standard on January 1, 2006 (the first day of our fiscal year 2006). We do not expect this statement to have a significant impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. We adopted SFAS 123R on January 1, 2006 which was the first day of our fiscal year 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including our restricted stock plan. We have determined that the adoption of SFAS 123R will not result in a material impact on its financial position or results of operations with regard to existing restricted stock shares outstanding on the date of adoption.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. SFAS 153 was effective for nonmonetary asset exchanges occurring after our second quarter of fiscal year 2005. The adoption of SFAS 153 has had no impact on our financial position or results of operations.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 was adopted by us on January 1, 2006 (the first day of our fiscal year 2006) and did not have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. SFAS 154 also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. SFAS 154 was adopted by us on January 1, 2006 (the first day of our fiscal year 2006) and had no impact on our financial position or results of operations.
FORWARD LOOKING STATEMENTS
     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (i) competitive and pricing pressures in the bedding industry; (ii) legal and regulatory requirements; (iii) the success of new products; (iv) our relationships with our major suppliers; (v) fluctuations in costs of raw materials; (vi) our relationship with significant customers and licensees; (vii) ability to increase prices on our products and the effect of these price increases on our unit sales; (viii) an increase in return rates and warranty claims; (ix) our labor relations; (x) departure of key personnel; (xi) encroachments on our intellectual property; (xii) product liability claims; (xiii) our level of indebtedness; (xiv) interest rate risks; (xv) compliance with covenants in our debt agreements; (xvi) future acquisitions; (xvii) our ability to achieve the expected benefits from any personnel realignments; and (xviii) other risks and factors identified from time to time in the Company’s and Simmons Beddings’ reports filed with the Securities and Exchange Commission (“SEC”).
     All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See Item 1 “Business — Forward-Looking Statements” for additional information.
Market Risk
     The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.
Interest Rate Risk
     We are exposed to market risks from changes in interest rates. Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding has set the interest rate utilizing twelve-month Eurodollar rate loans which fixed the Eurodollar rate at 4.875% through January 26, 2007. The execution of these debt instruments resulted in Simmons Bedding fixing the interest rate through January 26, 2007 on approximately 58% of its floating rate debt as of December 31, 2005. We currently do not have a hedging program in place to manage fluctuations in long-term interest rates.
     All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2005, but an increase would result in an additional $2.4 million of interest expense in 2006.
Commodity Price Risk
     The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innerspring, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SIMMONS COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Simmons Company
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Simmons Company and its subsidiaries (the “Company”) at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005, the year ended December 25, 2004 and the period from December 20, 2003 through December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 109 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 13, 2006

SIMMONS COMPANY AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Simmons Company
In our opinion, the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Simmons Company and its subsidiaries (the “Company”) for the period from December 29, 2002 through December 19, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 109 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 19, 2004

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor			Predecessor
			Period from	Period from
			December 20,	December 29,
	Year Ended	Year Ended	2003 through	2002 through
	December 31,	December 25,	December 27,	December 19,
	2005	2004	2003	2003
Net sales	$855,276	$869,893	$8,717	$797,616
Cost of products sold	482,710	472,252	7,147	408,790

Gross profit	372,566	397,641	1,570	388,826

Operating expenses:
Selling, general and administrative expenses	299,057	317,755	4,442	372,995
Plant closure charges	72	3,068	449	1,336
Amortization of intangibles	5,693	4,933	311	306
Transaction expenses	556	1,993	—	22,399
Licensing fees	(9,128)	(9,622)	(276)	(10,361)

	296,250	318,127	4,926	386,675

Operating income (loss)	76,316	79,514	(3,356)	2,151
Interest expense, net	70,355	44,216	4,661	45,092

Income (loss) before income taxes	5,961	35,298	(8,017)	(42,941)
Income tax expense (benefit)	2,636	11,524	(827)	(8,845)

Net income (loss)	3,325	23,774	(7,190)	(34,096)

Other comprehensive income (loss):
Foreign currency translation adjustment	4	113	17	207

Comprehensive income (loss)	$3,329	$23,887	$(7,173)	$(33,889)

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$24,206
Accounts receivable, less allowances for doubtful receivables, discounts, and returns of $4,032 and $5,131	76,032	87,467
Inventories	33,050	33,300
Deferred income taxes	2,865	2,445
Other current assets	15,085	20,204

Total current assets	151,654	167,622

Property, plant and equipment, net	58,360	62,842
Goodwill	488,230	488,686
Intangible assets, net	537,290	542,983
Other assets	45,243	45,157

	$1,280,777	$1,307,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,602	$4,124
Accounts payable	45,031	54,385
Accrued liabilities	65,139	71,072

Total current liabilities	111,772	129,581

Non-current liabilities:
Long-term debt	906,148	913,611
Deferred income taxes	144,418	147,924
Other	14,092	13,346

Total liabilities	1,176,430	1,204,462

Commitments and contingencies (Notes I and P)
Stockholders’ equity:
Class A common stock, $.01 par value:
Authorized - 4,000,000 shares
Issued and outstanding - 3,878,307 shares	39	39
Class B common stock, $.01 par value:
Authorized - 688,235 shares
Issued and outstanding - 688,235 shares	7	7
Additional paid-in capital	102,337	102,149
Retained earnings	4,648	1,323
Accumulated other comprehensive income	134	130
Deferred compensation	(361)	(170)
Treasury stock, at cost, 46,860 and 6,501 shares of class A common stock and 48,411 and 528 shares of class B common stock	(2,457)	(650)

Total stockholders’ equity	104,347	102,828

	$1,280,777	$1,307,290

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

							Accumulated		Common
	Class A		Class B		Additional		Other		Stock	Total
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive	Deferred	Held in	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Income	Comp	Treasury	Equity
Predecessor
December 28, 2002	23,752,324	$242	379,119	$4	$—	$(71,635)	$(144)	$—	$(9,803)	$(81,336)
Net loss	—	—	—	—	—	(34,096)	—	—	—	(34,096)
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	—	—	207	—	—	207

Comprehensive income (loss)						(34,096)	207	—	—	(33,889)
Contribution of debt to an affiliate of SC Holdings, Inc.	—	—	—	—	7,916	—	—	—	—	7,916
Acquisition of SC Holdings, Inc. minority interest	—	—	—	—	(25)	—	—	—	—	(25)
Increase in redemption obligation — ESOP based on fair market value	—	—	—	—	(7,891)	(26,772)	—	—	—	(34,663)
Common stock repurchased	—	—	—	—	—	—	—	—	(7,383)	(7,383)

December 19, 2003	23,752,324	$242	379,119	$4	$—	$(132,503)	$63	$—	$(17,186)	$(149,380)

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — CONTINUED
(In thousands, except per share amounts)

						Retained	Accumulated		Common
	Class A		Class B		Additional	Earnings/	Other		Stock	Total
	Common	Common	Common	Common	Paid-In	(Accumulated	Comprehensive	Deferred	Held in	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit)	Income	Comp.	Treasury	Equity
Successor
December 20, 2003 (reflects the new basis of 3,680,308 Class A and 634,869 Class B common stock in connection with the Acquisition)	3,680,308	$37	634,869	$6	$367,995	$—	$—	$—	$—	$368,038
Deemed dividend to reflect carryover basis	—	—	—	—	(100,388)	—	—	—	—	(100,388)
Net loss	—	—	—	—	—	(7,190)	—	—	—	(7,190)
Other comprehensive income:
Change in foreign currency translation	—	—			—	—	17	—	—	17

Comprehensive income (loss)	—	—			—	(7,190)	17	—	—	(7,173)

December 27, 2003	3,680,308	37	634,869	6	$267,607	$(7,190)	$17	$—	$—	$260,477
Net income						23,774				23,774
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	—	—	113	—	—	113

Comprehensive income						23,774	113	—	—	23,887
Deemed dividend to reflect carryover basis					(47,705)					(47,705)
Termination of deferred compensation plan	197,998	2	—	—	29,442	—	—	—	—	29,444
Issuance of Class B common stock	—	—	53,366	1	209	—	—	(209)	—	1
Recognition of deferred compensation	—	—	—	—	—	—	—	39	—	39
Dividend paid:
Class A common stock, $42.01 per share	—	—	—	—	(147,404)	(15,261)	—	—	—	(162,665)
Purchase of treasury stock, at cost	(6,501)	—	(528)	—	—	—	—	—	(650)	(650)

December 25, 2004	3,871,805	$39	687,707	$7	$102,149	$1,323	$130	$(170)	$(650)	$102,828
Net income						3,325				3,325
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	—	—	4	—	—	4

Comprehensive income						3,325	4	—	—	3,329
Issuance of Class B common stock held in treasury	—	—	89,138	—	283	—	—	(295)	13	1
Recognition of deferred compensation	—	—	—	—	—	—	—	9	—	9
Forfeitures of Class B restricted stock	—	—	—	—	(95)	—	—	95	—	—
Purchase of treasury stock, at cost	(40,358)	—	(137,021)	—	—	—	—	—	(1,820)	(1,820)

December 31, 2005	3,831,447	$39	639,824	$7	$102,337	$4,648	$134	$(361)	$(2,457)	$104,347

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
			Period from	Period from
			December 20,	December 29,
	Year Ended	Year Ended	2003 through	2002 through
	December 31,	December 25,	December 27,	December 19,
	2005	2004	2003	2003
Cash flows from operating activities:
Net income (loss)	$3,325	$23,774	$(7,190)	$(34,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,722	23,084	656	22,059
Non-cash stock compensation expense	9	3,347	—	68,415
Provision for doubtful accounts	488	3,907	42	3,799
Provision (benefit) for deferred income taxes	(227)	11,020	(827)	(9,087)
Non-cash interest expense	19,539	2,409	62	9,481
Other, net	—	—	—	(249)
Net changes in operating assets and liabilities:
Accounts receivable	10,947	(22,560)	1,448	(4,165)
Inventories	250	1,970	2,310	(4,718)
Other current assets	4,447	68	(661)	(5,164)
Accounts payable	(9,354)	16,253	354	(3,750)
Accrued liabilities	(5,167)	14,998	2,136	1,547
Other, net	(11,739)	(8,641)	(1,823)	15,957

Net cash provided by (used in) operating activities	40,240	69,629	(3,493)	60,029

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,797)	(18,206)	—	(8,791)
Proceeds from the sale of Gallery Corp., net	—	6,327	—	—
Payments to the sellers for the Acquisition	—	—	(697,883)	—
Payments to option holders	—	—	(73,545)	—
Payments of Acquisition costs	—	—	(44,452)	—
Purchase of certain assets of Simmons Juvenile Products Company, Inc.	(3,337)	(19,685)	—	—
Other, net	446	2,844	—	(1,682)

Net cash used in investing activities	$(9,688)	$(28,720)	$(815,880)	$(10,473)

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In thousands)

	Successor			Predecessor
			Period from	Period from
			December 20,	December 29,
	Year Ended	Year Ended	2003 through	2002 through
	December 31,	December 25,	December 27,	December 19,
	2005	2004	2003	2003
Cash flows from financing activities:
Payments of Successor senior credit facility, net	$(26,668)	$(11,675)	$—	$—
Payments of other Successor debt, net	(549)	(6,439)	—	—
Proceeds from issuance of discount notes	—	165,143
Dividend to shareholders of common stock	—	(162,665)	—	—
Repurchase of SC Holdings, Inc. minority interest and payment of SC Holdings, Inc. debt	—	—	—	(18,653)
Payments of Predecessor debt	—	—	(51,656)	(29,292)
Repurchase of common stock	(1,820)	(650)	—	(7,383)
Payments of Predecessor debt at Acquisition	—	—	(171,599)	—
Proceeds from issuance of Successor debt	—	—	748,275	—
Proceeds from issuance of common stock	1	1	327,553	—
Payments of financing costs	(1,104)	(4,201)	(31,090)	—

Net cash provided by (used in) financing activities	(30,140)	(20,486)	821,483	(55,328)

Net effect of exchange rate changes on cash	4	113	17	207

Change in cash and cash equivalents	416	20,536	2,127	(5,565)
Cash and cash equivalents, beginning of period	24,206	3,670	1,543	7,108

Cash and cash equivalents, end of period	$24,622	$24,206	$3,670	$1,543

Supplemental cash flow information:
Cash paid for interest	$48,453	$31,127	$4,136	$21,345

Cash paid for Jr. subordinated PIK note interest	$—	$—	$13,744	$—

Cash paid for bridge loan commitment fee	$—	$—	$3,500	$—

Cash paid for senior subordinated notes tender premium	$—	$—	$10,826	$—

Cash paid for income taxes	$345	$468	$—	$1,489

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — THE COMPANY
     Simmons Company is a holding company with no operating assets. Through its wholly-owned subsidiary THL–SC Bedding Company, which also is a holding company, Simmons Company owns the common stock of Simmons Bedding Company (“Simmons Bedding”). All of Simmons Company’s business operations is conducted by Simmons Bedding and its direct and indirect subsidiaries.
     Simmons Company and its subsidiaries (collectively the “Company” or “Simmons Company”) is one of the largest bedding manufacturers in the United States of America. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company and its licensees; and (iv) the sale of product returns, off-quality product and excess inventory through Company owned retail outlet stores or “as is” dealers to consumers. The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to retail customers principally premium-branded bedding products.
     Simmons Company manufactures conventional and crib mattresses, foundations, and sleep accessories through its indirect wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Simmons and its subsidiaries sell to a diverse nationwide base of approximately 3,400 retailers, representing over 12,000 outlets, including furniture stores, specialty sleep shops, department stores, rental stores, mass merchandisers and juvenile specialty sleep shops.
     Simmons Company also distributes branded bedding products on a contract sales basis directly to institutional users, such as the hospitality industry and certain agencies of the U.S. government, through the Company’s indirect wholly-owned subsidiary, Simmons Contract Sales, LLC. The Company licenses its trademarks, patents and other intellectual property to various domestic and foreign manufacturers principally through its indirect wholly-owned subsidiary, Dreamwell, Ltd.
     Additionally, as of December 31, 2005, the Company operated 15 retail outlet stores located throughout the United States of America through it’s indirect wholly-owned subsidiary, World of Sleep Outlets, LLC and 52 retail mattress stores operating as Sleep Country USA located in Oregon and Washington operated by its indirect wholly-owned subsidiary, Sleep Country USA, Inc. (“Sleep Country”).
NOTE B — PRINCIPAL ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Simmons Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     USE OF ESTIMATES AND RECLASSIFICATIONS
     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.
     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     FISCAL YEAR
     The fiscal year of the Company ends the last Saturday in December. The fiscal years for the consolidated financial statements presented consist of a 53-week period for fiscal year 2005 and a 52-week period for fiscal year 2004. GAAP does not permit the combining of the period from December 20, 2003 through December 27, 2003 (the “Successor ‘03”) and the period from December 29, 2002 through December 19, 2003 (the “Predecessor ’03”). The Successor ’03 is one week and a day and the Predecessor ’03 is 50 weeks and 6 days.
     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Accounts receivable consists of trade receivables and miscellaneous receivables recorded net of customer credits and allowances for doubtful receivables, discounts and returns. The Company issues credits memos to customer accounts for volume rebates, co-op advertising funds, billing/shipping errors, promotional monies, customer supply agreements and other miscellaneous credits given to customers in the ordinary course of business. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions. If the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Our allowance for doubtful accounts was $1.7 million and $2.5 million as of December 31, 2005 and December 25, 2004, respectively.
     INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company also allocates certain general and administrative costs to inventory. The Company incurred $24.7 million, $34.0 million, not material, and $32.6 million of such general & administrative costs in 2005, 2004, Successor ’03 and Predecessor ’03, respectively. The Company had $0.7 million and $1.0 million of general and administrative costs remaining in inventory as of December 31, 2005 and December 25, 2004, respectively.
     The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.
     CUSTOMER SUPPLY AGREEMENTS
     The Company’s wholesale segment from time to time enters into long-term customer supply agreements with its customers. The Company capitalizes any initial cash or credit memos provided to its customers that are subject to refundability and reduces sales for any initial cash or credit memos provided to its customers that are not subject to refundability. The capitalized costs are included in other assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction of sales based on the terms of the supply agreements. The cash or credit memos are included in the net change in “other, net” in the accompanying Consolidated Statements of Cash Flows. Amortization related to these contracts was $10.7 million, $8.2 million, $0.2 million and $8.4 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     PROPERTY, PLANT AND EQUIPMENT
     The Acquisition (as defined in Note C) resulted in new bases for financial statement purposes in the value of the Company’s property, plant and equipment. Accordingly, property, plant and equipment were adjusted to their estimated fair value and useful lives. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

Buildings and improvements	10 - 45 years
Leasehold improvements	2 - 12 years
Machinery and equipment	2 - 15 years
     INTANGIBLE ASSETS
     Definite-lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from three to twenty-five years. Indefinite-lived intangible assets, such as trademarks, are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily by using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts of timing of cash flows, the risk-free interest rate, and other factors considered in managements projected future operating results. The Company reviews the useful lives of definite-lived and indefinite-lived intangible assets every reporting period.
     The Company tests goodwill for impairment on an annual basis in the fourth quarter by comparing the fair value of the Company’s reporting units to their carrying values. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.
     Fair value is determined by the assessment of future discounted cash flows of the reporting unit and by comparison to similar entities’ fair values. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews all of its long-lived assets for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management reviews whether there has been impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If impairment is deemed to exist, management would record an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     DEBT ISSUANCE COSTS
     The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Amortization expense of $2.5 million, $2.0 million, $0.1 million and $2.4 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss). In addition, the Company recognized a loss related to the early extinguishment of debt in connection with the Acquisition of $7.1 million in Predecessor ’03. The loss is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     TREASURY STOCK
     Common stock repurchased by the Company is recorded at cost as a reduction of stockholders’ equity. The Company uses the first-in first-out method of determining the cost of treasury stock that is subsequently reissued. The difference between the cost of treasury stock and the reissuance price is added or deducted from additional paid in capital.
     REVENUE RECOGNITION
     The Company’s wholesale segment recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. An insignificant portion of the Company’s wholesale segment revenue is derived from inventory held on consignment with certain customers. The Company recognizes revenue on inventory held on consignment when the title and risk of ownership have transferred to the customer, which is when the inventory held on consignment is used. The Company accrues for estimated costs of warranties, co-op advertising costs, promotional monies and cash discounts at the time the corresponding sales are recognized. Sales are presented net of cash discounts, rebates, returns, certain consideration provided to customers such as co-operative advertising funds, promotional monies, and amortization of supply agreements. The Company uses historical trend information regarding returns to reduce sales for estimated future returns. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     The Company’s retail segment recognizes revenue when title and risk of ownership passes, which is upon delivery of the products to retail customers. The Company’s retail segment allows customers to exchange products within 60 days of purchase. Historically, those returns have not been material and, accordingly, no reserves for retail sales returns have been included in the accompanying Consolidated Balance Sheets and such amounts are expensed as returned in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     REBATES
     The Company’s wholesale segment provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn the rebates. Once the rebate is earned, the Company issues a credit memo that is netted against the accounts receivable balance. Rebates were $16.4 million, $18.9 million, $0.1 million and $15.7 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     PRODUCT DELIVERY COSTS
     The Company’s wholesale segment incurred $44.3 million, $44.9 million, $0.4 million and $35.9 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2005, 2004, Successor ’03 and Predecessor ’03, respectively. These costs are included in selling, general and

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     Product delivery costs for our retail segment are billed to retail customers and included as a component of net sales. The Company’s retail segment incurred $6.1 million, $6.0 million, $0.1 million and $5.1 million in shipping and handling costs associated with the delivery of finished mattress products to its retail customers in 2005, 2004, Successor ’03 and Predecessor ’03, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     STOCK BASED EMPLOYEE COMPENSATION
     In connection with the Acquisition, the Company adopted the Simmons Company Equity Incentive Plan (the “Incentive Plan”) to provide restricted stock awards to employees, directors and consultants of the Company. The Company is authorized to issue up to 688,235 restricted shares of Class B common stock pursuant to awards under the Incentive Plan. Awards of restricted stock are made pursuant to restricted stock agreements and are subject to vesting and other restrictions as determined by the board of directors. Among other things, the restricted stock agreements provide, under certain conditions, for potential acceleration in vesting of the stock upon a change in control. Upon issuance of restricted stock awards, compensation cost is measured as the excess of the fair market value of the award over the purchase price. The entire amount of compensation cost is recorded as deferred compensation and amortized by a charge to selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) over the period from the date the shares are awarded to the date restrictions are expected to lapse. In making this determination, the Company continually reevaluates whether attainment of the performance goals that would accelerate the lapsing of the restrictions is considered probable.
     FOREIGN CURRENCY
     The Company has two subsidiaries located outside of the United States that use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit).
     PRODUCT DEVELOPMENT COSTS
     Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $2.9 million $3.7 million, $0.1 million and $3.0 million for 2005, 2004, Successor ’03 and Predecessor ’03 and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
     ADVERTISING COSTS
     The Company’s wholesale segment records the cost of advertising, including co-operative advertising, as an expense or a reduction of net sales when incurred or no later than when the advertisement appears or the event is run. Co-operative advertising costs and promotional monies are recorded as a selling expense when the customer provides proof of advertising of the Company’s products and the cost of the advertisement does not exceed the payments made to the customer. Co-operative advertising costs and promotional monies are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense. Advertising costs which were recorded as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) were $48.3 million, $32.3 million, not material, and $21.9 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively. Advertising costs which were recorded as selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) were $58.9 million, $72.9 million, $0.6 million and $73.7 million, respectively in 2005, 2004, Successor ’03 and Predecessor ’03.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The Company’s retail segment records advertising costs, including promotional materials, and media production costs to expense as incurred. Costs for placement of advertisements and airtime are charged to expense once printed or broadcast. Retail segment advertising expense, net of co-operative advertising receipts, are included in selling, general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) and aggregated $3.7 million, $3.9 million, $0.1 million and $3.1 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively. Co-operative advertising receipts are recognized when vendor product is purchased. Co-operative advertising receipts were $3.0 million, $3.2 million, not material and $2.9 million in 2005, 2004, Successor ’03 and Predecessor ’03, respectively.
     INCOME TAXES
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to amounts expected to be realized.
     WARRANTIES
     The conventional bedding products that the Company currently manufactures generally include a ten year non-prorated warranty. The Company’s juvenile bedding products have warranty periods ranging from five years to a lifetime. The Company’s warranty accrual is an estimate of future warranty returns recorded at the current average cost to settle warranty claims. The accrual is calculated as follows:
1)	The Company records the amount of warranties issued during the period based upon its units sold, the cumulative average return rate for the previous ten years, and the estimated average cost to settle a warranty claim.

2)	The Company adjusts the accruals related to pre-existing warranties for the estimated average cost to settle a warranty claim and changes in its estimate of the number of future warranty returns resulting from changes in its cumulative average return rate for the previous ten years.

3)	The Company reduces the accrual for warranty settlements during the period based upon the number of warranty returns recorded at the estimated cost to settle warranty claims. The estimated cost to settle warranty claims is based upon the average manufacturing cost per unit, including freight, less anticipated cost recovery resulting from the selling of returned product to “as-is” dealers and through the Company’s owned retail outlet stores to consumers.
     The following table presents a reconciliation of the Company’s warranty accrual for 2005, 2004, Successor ’03 and Predecessor ’03 (amounts in thousands):

	December 31,	December 25,
	2005	2004	Successor ’03	Predecessor ’03
Balance at beginning of period	$2,715	$3,148	$2,955	$3,038
Additional warranties issued	2,100	1,846	228	2,126
Accruals related to pre-existing warranties (including change in estimate)	84	(418)	(21)	30
Warranty settlements	(1,890)	(1,861)	(14)	(2,239)

Balance at end of period	$3,009	$2,715	$3,148	$2,955

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The Company had previously reported a warranty accrual of $3.7 million, $3.8 million, and $3.7 million as of December 25, 2004, December 27, 2003, and December 19, 2003, respectively. The previously reported amounts included not only its accrual for warranty returns, but also for non-warranty returns and certain customer allowances.
     Due to a 22.8% increase in the average cost to settle a claim, the Company increased its accruals for pre-existing warranties as of December 31, 2005.
     ENVIRONMENTAL COSTS
     Environmental expenditures that relate to current operations are expensed or capitalized when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that the costs will be incurred and can be reasonably estimated.
     SIGNIFICANT CONCENTRATIONS OF RISK
     Cash and cash equivalents are maintained with several major financial institutions in the U.S., Puerto Rico and Canada. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.
     The Company’s wholesale bedding segment manufactures and markets sleep products, including mattresses and foundations to retail establishments primarily in the U.S. and Puerto Rico. The wholesale bedding segment performs periodic credit evaluations of its customers’ financial condition and generally does not, in most cases, require collateral. Shipments to the wholesale bedding segment’s five largest customers aggregated approximately 22%, 19% and 19% of total wholesale shipments for each of 2005, 2004 and 2003, respectively, and no single customer accounted for over 10% of the wholesale bedding segment’s net sales in any of those years.
     Purchases of raw materials from one vendor represented approximately 21%, 23% and 21% of the wholesale bedding segment cost of products sold for 2005, 2004 and 2003 respectively. The wholesale bedding segment also primarily utilizes two third-party logistics providers which, in the aggregate, accounted for 82%, 85% and 86% of outbound wholesale shipments in 2005, 2004 and 2003, respectively.
     ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and Companies must apply the standard prospectively. The Company adopted this standard on January 1, 2006 (the first day of fiscal year 2006). The Company does not expect this statement to have a significant impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The Company adopted SFAS 123R on January 1, 2006 which was the first day of the Company’s 2006 fiscal year. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including the Company’s restricted stock plan. The Company has determined that the adoption of SFAS 123R will not result in a material impact on its financial position or results of operations with regard to existing restricted stock shares outstanding on the date of adoption.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. SFAS 153 was effective for nonmonetary asset exchanges occurring after the Company’s second quarter of 2005. The adoption of SFAS 153 has had no impact on the Company’s financial position or results of operations.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 was adopted by the Company on January 1, 2006 (the first day of fiscal year 2006) and did not have a material impact on its financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. SFAS 154 also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. SFAS 154 was adopted by the Company on January 1, 2006 (the first day of fiscal year 2006) and it did not have an impact on the Company’s financial position or results of operations.
NOTE C — ACQUISITIONS AND DISPOSITIONS
     On August 27, 2004, the Company’s then-current subsidiary, Simmons Juvenile Company, LLC (“Simmons Juvenile”), acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. (“Simmons Juvenile, Inc.”), a then-current licensee of the Company, for $19.7 million in cash, including transaction costs (the “Juvenile Acquisition”). Additionally, during the second quarter of 2005, the Company paid $3.3 million of contingent consideration, based upon Simmons Juvenile’s operating performance for the six months ended February 2005, and adjusted the purchase price allocation by such a payment.
     The Juvenile Acquisition provides the Company direct access to the U.S. infant market to sell Simmons branded crib mattresses and related soft goods. The Company recorded the Juvenile Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition, adjusted for the contingent consideration paid in 2005 (in thousands):

Current assets	$3,665
Property, plant and equipment	23
Goodwill	4,034
Intangibles	18,000

Total assets acquired	25,722

Current liabilities	(2,476)
Non-current liabilities	(224)

Total liabilities assumed	(2,700)

Purchase price	$23,022

     The intangible assets acquired include non-contractual customer agreements of $8.8 million and trademarks of $9.2 million. The non-contractual customer agreements have a weighted average life of eleven years. The trademarks have an indefinite life. The goodwill was assigned to the Company’s wholesale segment. The tax-

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
deductible goodwill was $6.3 million and is expected to be deductible for tax purposes over 15 years. The tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill will be recognized when realized on the Company’s tax returns and will reduce the reported amount of goodwill associated with the Juvenile Acquisition. There were no pre-acquisition contingencies related to the Juvenile Acquisition.
     The results of operations for Simmons Juvenile are included in the Company’s results of operations from August 27, 2004. The Juvenile Acquisition is not considered significant to the Company’s balance sheets and statements of operations; therefore, pro forma information has not been presented.
     The Company sold its Gallery Corp. (“Mattress Gallery”) retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. (“PCM”) for cash proceeds of $6.3 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. As of December 31, 2005, the Company continues to guarantee approximately $0.9 million of PCM’s obligations under certain store leases that expire over various periods through 2010. The Company has not recorded a liability for this obligation in the consolidated financial statements. In connection with the sale, the Company entered into a five-year supply agreement with PCM.
     Prior to the sale of Mattress Gallery, the Company did not reflect Mattress Gallery’s results of operations as discontinued operations since it will have an ongoing interest in the cash flows of PCM through a long-term supply agreement. For the four months ended May 1, 2004, Mattress Gallery’s net sales and net loss were $12.9 million and $(3.3) million, respectively. For the period from December 20, 2003 to December 27, 2003, Mattress Gallery’s net sales and net loss were $0.9 million and $(0.2) million, respectively. For the period from December 29, 2002 to December 19, 2003, Mattress Gallery’s net sales and net loss were $39.1 million and $(1.1) million, respectively.
     In December 2003, THL Bedding Company, a wholly owned subsidiary of the Company and an affiliate of Thomas H. Lee Partners, L.P., acquired Simmons Holdings, Inc. for approximately $1.115 billion, including related acquisition costs (the “Acquisition”). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the operating company of Simmons Holdings, Inc., then named Simmons Company, merged with and into Simmons Holdings, Inc. with Simmons Holdings, Inc. continuing as the surviving corporation (now known as Simmons Bedding Company).
     The Acquisition was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force (“EITF”) No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors to be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in the Company acquired by affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Fenway Partners Capital Fund II (“Fenway”). The amount of carryover basis determined was reflected as a deemed dividend of $148.1 million in the opening consolidated balance sheet following the Acquisition.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE D — INVENTORIES
     Inventories consisted of the following as of December 31, 2005 and December 25, 2004 (amounts in thousands):

	2005	2004
Raw materials	$18,541	$18,135
Work-in-progress	1,261	1,236
Finished goods	8,777	9,934
Inventory held at retail stores	4,471	3,995

	$33,050	$33,300

NOTE E — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following as of December 31, 2005 and December 25, 2004 (amounts in thousands):

	2005	2004
Land, building and improvements	$22,921	$22,675
Leasehold improvements	10,532	8,279
Machinery and equipment	43,736	39,760
Construction in progress	270	1,062

	77,459	71,776
Less accumulated depreciation	(19,099)	(8,934)

	$58,360	$62,842

     Depreciation expense for 2005, 2004, Successor ‘03 and Predecessor ‘03 was $11.4 million, $9.9 million, $0.2 million and $13.3 million.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS
     Intangible assets consisted of the following as of December 31, 2005 and December 25, 2004 (dollars in thousands):

	Weighted	2005		2004
	Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Definite-lived intangible assets:
Patents	25	$32,585	$(2,643)	$32,585	$(1,339)
Customer contracts	23	76,756	(7,057)	76,756	(3,278)
Non-compete agreements	3	1,832	(1,238)	1,832	(628)

		$111,173	$(10,938)	$111,173	$(5,245)

Indefinite-lived intangible assets:
Trademarks		$437,055		$437,055

     The aggregate amortization expense associated with the definite-lived intangible assets for the year ended December 31, 2005 was $5.7 million. The estimated amortization expense for definite-lived intangible assets for the next five years is as follows (amounts in thousands):

2006	$5,669
2007	5,058
2008	5,058
2009	5,058
2010	5,058
     The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (amounts in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 25, 2004	$476,394	$12,292	$488,686
Juvenile Acquisition contingent consideration (see Note C)	3,337	—	3,337
Adjustment of pre-acquisition tax liability	583	—	583
Adjustments of pre-acquisition valuation allowances on deferred tax assets	1,065	(5,341)	(4,276)
Tax benefit allocated to reduce goodwill	(100)	—	(100)

Balance as of December 31, 2005	$481,279	$6,951	$488,230

     During the second quarter of 2005, the Company paid Simmons Juvenile, Inc. $3.3 million of contingent consideration based on achievement of certain performance measures. As this payment related to the purchase price allocation, goodwill was increased by $3.3 million.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     During the second quarter of 2005, the Company changed its estimate of the ultimate treatment by the tax authorities of certain tax contingencies that existed as of the Acquisition date. This change in estimate resulted in an increase of $0.6 million in the Company’s goodwill and tax liability.
     During the third quarter of 2005, the Company increased the valuation allowance against Sleep Country’s net deferred tax assets which were recorded in conjunction with the allocation of the Acquisition purchase price. The valuation allowance increased as a result of certain net operating losses not being utilized as previously estimated in the Company’s 2004 tax return. In the fourth quarter of 2005, the Company determined that the full realization of the tax benefits related to Sleep Country’s operating loss carry forwards is more likely than not assured, and, accordingly, the related valuation allowance was removed as of December 31, 2005. Since the valuation was recorded as part of the Acquisition purchase accounting, the change in the valuation allowance resulted in an increase in the goodwill of the Company’s retail segment.
     During the fourth quarter of 2005, the Company changed its estimate of the utilization of certain state tax credits that existed as of the Acquisition date and recorded a valuation allowance against the deferred tax assets related to the credits. In assessing the need for a valuation allowance, the Company determined that $1.1 million of the valuation allowance should have been recorded in connection with the purchase accounting related to the Acquisition and $0.2 million should have been recorded in the fourth quarter of 2004. In the fourth quarter of 2005, the Company adjusted goodwill by $1.1 million and recorded $0.2 million of income tax expense associated with the recording of the valuation allowance. The Company assessed the out-of-period adjustment for materiality and determined that the adjustment was not material to the Company’s prior or current periods results of operations or financial position.
NOTE G — ACCRUED LIABILITIES
     Accrued liabilities consisted of the following as of December 31, 2005 and December 25, 2004 (amounts in thousands):

	2005	2004
Accrued wages and benefits	$15,042	$17,783
Accrued advertising and incentives	23,149	29,775
Accrued interest	13,553	11,296
Other accrued expenses	13,395	12,218

	$65,139	$71,072

NOTE H — LONG-TERM DEBT
     Long-term debt consisted of the following as of December 31, 2005 and December 25, 2004 (amounts in thousands):

	December 31,	December 25,
	2005	2004
Senior credit facility:
Revolving loan	$—	$—
Tranche C term loan	369,933	396,600

Total senior credit facility	369,933	396,600
Senior unsecured term loan	140,000	140,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes due 2014, net of discount of $86,172 and $103,404	182,828	165,596
Other, including capital lease obligations	14,989	15,539

	907,750	917,735
Less current portion	(1,602)	(4,124)

	$906,148	$913,611

     Simmons Bedding entered into a senior credit facility, a senior unsecured term loan facility, and issued 7.875% senior subordinated notes in conjunction with the Acquisition. The senior credit facility provides for a $75.0 million revolving credit facility and a tranche C term loan facility with a balance of $369.9 million as of December 31, 2005. Simmons Bedding had availability to borrow $64.9 million as of December 31, 2005 under the revolving credit facility after giving effect to $10.1 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet Simmons Bedding’s working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving credit

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
facility to fund distributions, acquisitions and capital expenditures. The revolving credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. Simmons Bedding incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility.
     The senior credit facility requires Simmons Bedding to maintain certain financial ratios including cash interest coverage and total leverage ratios. The senior credit facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 31, 2005, Simmons Bedding was in compliance with all of its financial covenants.
     On December 16, 2005, Simmons Bedding amended its senior credit facility. The financial covenants, as amended, are as follows:
1)	A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 from December 31, 2005 through December 31, 2006; 2.00:1.00 for March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; and 2.25:1.00 for December 31, 2007;

2)	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.50:1.00 for December 31, 2005; 6.25:1.00 from March 31, 2006 through June 30, 2006; 6.15:1.00 for September 30, 2006; 5.90:1.00 for December 31, 2006; 5.60:1.00 for March 31, 2007; 5.25:1.00 for June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007.
     As part of the amendment to its senior credit facility, Simmons Bedding voluntarily prepaid $15.0 million of its tranche C term loan from cash flow from operations. Simmons Bedding mandatorily or voluntarily prepaid an additional $11.7 million of its tranche C term loan in 2005.
     Depending on Simmons Bedding’s leverage ratio, Simmons Bedding may be required to prepay the tranche C term loan with up to 50% of Simmons Bedding’s excess cash flows (as defined in the senior credit facility) from each fiscal year. As a result of Simmons Bedding’s fiscal year 2005 excess cash flow, Simmons Bedding had for 2006 a $1.2 million mandatory prepayment on the tranche C term loan which was paid on March 1, 2006.
     As a result of these prepayments, the next quarterly principal payment required on the term loan will be in March 2008.
     The senior unsecured term loan facility provides for a $140.0 million senior unsecured term loan. The senior unsecured term loan has a final scheduled maturity date of June 17, 2012.
     The senior credit facility and the senior unsecured term loan bear interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche C term loan	2.50%	1.50%
Senior unsecured term loan	3.75%	2.75%
     The weighted average interest rates per annum in effect as of December 31, 2005 for the tranche C term loan and senior unsecured term loan were 5.87% and 7.00%, respectively.
     Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding has set the interest rate utilizing twelve-month Eurodollar rate loans which fixed the Eurodollar rate at 4.875% through January 26, 2007. The execution of these debt instruments resulted in Simmons Bedding fixing the

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
interest rate through January 26, 2007 on approximately 58% of its floating rate debt as of December 31, 2005.
     On December 19, 2003 in connection with the Acquisition, Simmons Bedding completed a financing, which consisted of the sale of $200.0 million of 7.875% senior subordinated notes due 2014 (the “ Subordinated Notes”). The Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Subordinated Notes mature on January 15, 2014. The Notes are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.
     At any time prior to January 17, 2007, Simmons Bedding may redeem up to 40% of the aggregate principal amount of the Subordinated Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Subordinated Notes are redeemable at the option of Simmons Bedding beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. Simmons Bedding is not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.
     The indenture for the Subordinated Notes requires Simmons Bedding and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends, and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.
     On December 15, 2004, the Company completed a private placement of $269.0 million aggregate principal amount at maturity of Discount Notes with an effective yield of 10.2%. The aggregate gross proceeds from the issuance of the Discount Notes was $165.1 million. The proceeds from the offering were used to make a dividend distribution to holders of class A stock of the Company and to pay expenses related to the sale and distribution of the Discount Notes. The Discount Notes bear interest at the rate of 10.0% per annum, which will be payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding. The Company issued 10.0% senior discount notes due 2014 (the “Exchange Notes”) in exchange for 99.9% of all Discount Notes, pursuant to an exchange offer that was completed on February 22, 2006. The Exchange Notes have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Discount Notes.
     At any time prior to December 15, 2007, the Company may redeem up to 40% of the aggregate principal amount of the Discount Notes and Exchange Notes (together referred to as “Senior Discount Notes”) at a price of 110.0% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Senior Discount Notes are redeemable at the Company’s option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Discount Notes.
     If any of the Senior Discount Notes are outstanding on June 15, 2010, the Company will redeem for cash a portion of each Senior Discount Note then outstanding in an amount equal to the Mandatory Principal Redemption Amount (as defined) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount. No partial redemption or repurchase of the Senior Discount Notes pursuant to any other provision of the indenture will alter the obligation of the Company to make this redemption with respect to any Senior Discount Notes then outstanding.
     The indenture for the Senior Discount Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends; and includes limitations on the incurrence of indebtedness, certain payments and distributions, and sales of our assets and stock.
     The fair value of the Company’s long-term debt is estimated based on the current rates offered for debt of similar terms and maturities. All long-term debt approximates fair value as of December 31, 2005.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Future maturities of long-term debt, inclusive of the Discount Notes original issue discount of $86.2 million, as of December 31, 2005 are as follows (amounts in thousands):

2006	$1,602
2007	413
2008	3,785
2009	4,293
2010	94,447
Thereafter	889,382

$993,922

     Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by the Company and THL-SC Bedding (the “Parent Guarantors”) and all the Company’s active domestic subsidiaries (the “Subsidiary Guarantors”). All the subsidiary guarantors are 100% owned by Simmons Bedding. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.
Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$(81,461)	$926,318	$10,419	$—	$855,276
Cost of products sold	—	1,586	473,430	7,694	—	482,710

Gross profit	—	(83,047)	452,888	2,725	—	372,566

Operating expenses:
Selling, general and administrative expenses	299	190,093	106,856	1,809	—	299,057
Plant closure charges	—	—	72	—	—	72
Amortization of intangibles	—	3,229	2,464	—	—	5,693
Intercompany fees	—	(290,979)	290,070	909	—	—
Transaction expenses	21	529	6	—	—	556
Licensing fees	—	(1,269)	(7,118)	(741)	—	(9,128)

	320	(98,397)	392,350	1,977	—	296,250

Operating income (loss)	(320)	15,350	60,538	748	—	76,316
Interest expense, net	17,555	51,838	836	126	—	70,355
Income from subsidiaries	15,485	58,827	—	—	(74,312)	—

Income (loss) before income taxes	(2,390)	22,339	59,702	622	(74,312)	5,961
Income tax expense (benefit)	(5,715)	6,854	1,471	26	—	2,636

Net income	$3,325	$15,485	$58,231	$596	$(74,312)	$3,325

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 25, 2004
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$(64,018)	$920,717	$13,194	$—	$869,893
Cost of products sold	—	1,195	461,073	9,984	—	472,252

Gross margin	—	(65,213)	459,644	3,210	—	397,641

Operating expenses:
Selling, general and administrative expenses	2	201,828	113,879	2,046	—	317,755
Plant closure charges	—	—	3,068	—	—	3,068
Amortization of intangibles	—	3,318	1,615	—	—	4,933
Intercompany fees	—	(289,562)	288,488	1,074	—	—
Transaction expenses	895	1,098	—	—	—	1,993
Licensing fees	—	(1,036)	(7,989)	(597)	—	(9,622)

	897	(84,354)	399,061	2,523	—	318,127

Operating income (loss)	(897)	19,141	60,583	687	—	79,514
Interest expense, net	458	42,903	795	60	—	44,216
Income from subsidiaries	24,614	35,947	—	—	(60,561)	—

Income before income taxes	23,259	12,185	59,788	627	(60,561)	35,298
Income tax expense (benefit)	(515)	(12,429)	24,286	182	—	11,524

Net income	$23,774	$24,614	$35,502	$445	$(60,561)	$23,774

Note: The Company has revised its presentation of the previously reported supplemental consolidating condensed guarantor and non-guarantor subsidiaries’ statements of operations for the year ended December 25, 2004 to reflect THL-SC Bedding Company as a Parent Guarantor instead of as a Subsidiary Guarantor. As a result of this change, the Subsidiary Guarantors’ and Eliminations’ line items “income from subsidiaries” and “net income” decreased $24.6 million. This change in classification had no effect on the audited consolidated income statement as of December 25, 2004.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Operations
For the Period From December 20, 2003 through December 27, 2003
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$(1,363)	$9,946	$134	$—	$8,717
Cost of products sold	—	26	7,023	98	—	7,147

Gross margin	—	(1,389)	2,923	36	—	1,570

Operating expenses:
Selling, general and administrative expenses	—	2,262	2,090	90	—	4,442
Plant closure charges	—	—	449	—	—	449
Amortization of intangibles	—	305	6	—	—	311
Intercompany fees	—	126	(134)	8	—	—
Licensing fees	—	—	(276)	—	—	(276)

	—	2,693	2,135	98	—	4,926

Operating income (loss)	—	(4,082)	788	(62)	—	(3,356)
Interest expense, net	—	4,537	123	1	—	4,661
Income from subsidiaries	7,190	(246)	—	—	(6,944)	—

Income (loss) before income taxes	(7,190)	(8,373)	665	(63)	6,944	(8,017)
Income tax expense (benefit)	—	(1,183)	355	1	—	(827)

Net income (loss)	$(7,190)	$(7,190)	$310	$(64)	$6,944	$(7,190)

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Operations
For the Period From December 29, 2002 through December 19, 2003
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net Sales	$(46,100)	$832,212	$11,504	$—	$797,616
Cost of products sold	1,116	399,483	8,191	—	408,790

Gross margin	(47,216)	432,729	3,313	—	388,826

Operating expenses:					—
Selling, general and administrative expenses	257,517	113,224	2,254	—	372,995
Amortization of intangibles	—	306	—	—	306
Plant closure charges	—	1,336	—	—	1,336
Transaction expenses	22,399	—	—	—	22,399
Intercompany fees	(255,065)	254,101	964	—	—
Licensing fees	(1,007)	(8,649)	(705)	—	(10,361)

	23,844	360,318	2,513	—	386,675

Operating income (loss)	(71,060)	72,411	800	—	2,151
Interest expense, net	44,003	1,079	10	—	45,092
Income from subsidiaries	47,142	—	—	(47,142)	—

Income (loss) before income taxes	(67,921)	71,332	790	(47,142)	(42,941)
Income tax expense (benefit)	(33,825)	24,734	246	—	(8,845)

Net income (loss)	$(34,096)	$46,598	$544	$(47,142)	$(34,096)

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidated Condensed Balance Sheets
As of December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,823	$1,429	$3,370	$—	$24,622
Accounts receivable	—	—	74,016	2,016	—	76,032
Inventories	—	—	32,312	738	—	33,050
Other	—	6,036	11,532	382	—	17,950

Total current assets	—	25,859	119,289	6,506	—	151,654

Property, plant and equipment, net	—	10,139	43,188	5,033	—	58,360
Goodwill and other intangibles, net	—	67,703	957,752	65	—	1,025,520
Other assets	3,376	18,579	22,740	548	—	45,243
Net investment in and advances to (from) affiliates	271,538	913,852	153,724	(2,665)	(1,336,449)	—

	$274,914	$1,036,132	$1,296,693	$9,487	$(1,336,449)	$1,280,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,188	$201	$213	$—	$1,602
Accounts payable and accrued liabilities	305	47,600	60,520	1,745	—	110,170

Total current liabilities	305	48,788	60,721	1,958	—	111,772

Long-term debt	182,828	708,744	13,100	1,476	—	906,148
Deferred income taxes	(12,566)	(6,449)	163,240	193	—	144,418
Other non-current liabilities	—	8,876	5,047	202	(33)	14,092

Total liabilities	170,567	759,959	242,108	3,829	(33)	1,176,430

Stockholders’ equity	104,347	276,173	1,054,585	5,658	(1,336,416)	104,347

	$274,914	$1,036,132	$1,296,693	$9,487	$(1,336,449)	$1,280,777

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidated Condensed Balance Sheets
As of December 25, 2004
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$352	$15,923	$7,333	$598	$—	$24,206
Accounts receivable	—	—	84,970	2,497	—	87,467
Inventories	—	—	32,622	678	—	33,300
Other	—	10,426	11,646	577	—	22,649

Total current assets	352	26,349	136,571	4,350	—	167,622

Property, plant and equipment, net	—	11,276	46,370	5,196	—	62,842
Goodwill and other intangibles, net	—	69,284	962,320	65	—	1,031,669
Other assets	3,170	20,165	21,015	807	—	45,157
Net investment in and advances to (from) affiliates	258,115	910,121	131,042	19	(1,299,297)	—

	$261,637	$1,037,195	$1,297,318	$10,437	$(1,299,297)	$1,307,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$3,655	$241	$228	$—	$4,124
Accounts payable and accrued liabilities	64	48,413	74,383	2,597	—	125,457

Total current liabilities	64	52,068	74,624	2,825	—	129,581

Long-term debt	165,596	732,945	13,381	1,689	—	913,611
Deferred income taxes	(6,851)	(14,353)	168,663	465	—	147,924
Other non-current liabilities	—	5,927	4,527	400	2,492	13,346

Total liabilities	158,809	776,587	261,195	5,379	2,492	1,204,462

Stockholders’ equity	102,828	260,608	1,036,123	5,058	(1,301,789)	102,828

	$261,637	$1,037,195	$1,297,318	$10,437	$(1,299,297)	$1,307,290

Note: The Company has revised its presentation of the previously reported supplemental consolidating condensed parent guarantor and subsidiary guarantor balance sheets as of December 25, 2004 to reflect the following:
•	The change in classification of a $515.0 million credit balance previously recorded in the parent Guarantors line item “net investment in and advances to (from) affiliates” and a $515.0 million debit balance to previously reported in the Subsidiary guarantors “stockholder’s equity”, to the Eliminations line items “net investment in and advances to (from) affiliates” and “stockholder’s equity.” The adjustment relates principally to the push down of certain purchase accounting adjustments to subsidiaries;

•	The correction of intercompany balances previously netted in error against the Subsidiary Guarantors, Non-Guarantor Subsidiaries’, and Eliminations line item “stockholder’s equity” totaling $491.9 million credit balance, a $1.7 million debit balance, and a $490.2 million debit balance, respectively. The amounts have been correctly classified in this revised presentation in the line items “net investment in and advances to (from) affiliates” and “stockholder’s equity”;

•	The combining of a $366.1 million credit balance previously reported in the Subsidiary Guarantor line item “net due to (from) subs” and a $366.1 million debit balance previously reported in the Eliminations line item “net due to (from) subs” into the line item “net investment in and advance to (from) affiliates”; and

•	THL-SC Bedding Company as a Parent Guarantor instead of as a Subsidiary Guarantor as previously reported. As a result of this change, the Subsidiary Guarantors’ and Eliminations’ line items “net investment in and advance to (from) affiliates” and “stockholders’ equity” decreased by $260.6 million.
The net effect of the above changes in classification and corrections was to increase Subsidiary Guarantors’ total assets by $380.2 million, decrease the Non-Guarantor subsidiaries’ total assets by $1.7 million and decrease the Eliminations total assets by $378.5 million. The change in classifications, combining of balance sheet line items and corrections had no effect on the audited consolidated balance sheet as of December 25, 2004.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(185)	$(22,442)	$62,490	$377	$—	$40,240

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(2,611)	(4,121)	(65)	—	(6,797)
Purchase of Simmons Juvenile Products	—	—	(3,337)	—	—	(3,337)
Other, net	—	446	—	—	—	446

Net cash used in investing activities	—	(2,165)	(7,458)	(65)	—	(9,688)

Cash flows from financing activities:
Payment of deferred financing fees	(414)	—	(690)	—	—	(1,104)
Proceeds from issuance of common stock	1	—	—	—		1
Repayment of long-term obligations	—	(26,667)	(322)	(228)	—	(27,217)
Purchase of treasury stock	(1,820)	—	—	—	—	(1,820)
Receipt from (distribution to) affiliates	2,066	55,174	(59,924)	2,684	—	—

Net cash provided by (used in) financing activities	(167)	28,507	(60,936)	2,456	—	(30,140)

Net effect of exchange rate change	—	—	—	4	—	4

Change in cash and cash equivalents	(352)	3,900	(5,904)	2,772	—	416
Cash and cash equivalents:
Beginning of period	352	15,923	7,333	598	—	24,206

End of period	$—	$19,823	$1,429	$3,370	$—	$24,622

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 25, 2004
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(831)	$(12,347)	$79,910	$2,897	$—	$69,629

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(2,775)	(14,350)	(1,081)	—	(18,206)
Proceeds from sale of Gallery Corp., net	—	6,327	—	—	—	6,327
Purchase of certain assets of Simmons Juvenile Products, Inc.	—	(19,685)	—	—	—	(19,685)
Other, net	—	2,844	—	—	—	2,844

Net cash used in investing activities	—	(13,289)	(14,350)	(1,081)	—	(28,720)

Cash flows from financing activities:
Repayment of long-term obligations, net	—	(16,962)	(910)	(242)	—	(18,114)
Receipt from (distribution to) affiliates	2,528	58,933	(57,984)	(3,477)	—	—
Proceeds from issuance of discount notes	165,143	—	—	—		165,143
Dividend to shareholders of common stock	(162,665)	—	—	—	—	(162,665)
Payment of financing fees	(3,174)	(1,027)	—	—	—	(4,201)
Repurchase of common stock	(650)	—	—	—	—	(650)
Proceeds from issuance of common stock	1	—	—	—	—	1

Net cash provided by (used in) financing activities	1,183	40,944	(58,894)	(3,719)	—	(20,486)

Net effect of exchange rate change	—	—	—	113	—	113

Change in cash and cash equivalents	352	15,308	6,666	(1,790)	—	20,536
Cash and cash equivalents:
Beginning of period	—	615	667	2,388	—	3,670

End of period	$352	$15,923	$7,333	$598	$—	$24,206

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Cash Flows
For the Period From December 20, 2003 through December 27, 2003
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(4,624)	$991	$140	$—	$(3,493)

Cash flows from investing activities:
Payments to the Sellers	(327,553)	(697,883)	—	—	327,553	(697,883)
Payments to option holder	—	(73,545)	—	—	—	(73,545)
Payment of acquisition costs	—	(44,452)	—	—	—	(44,452)

Net cash used in investing activities	(327,553)	(815,880)	—	—	327,553	(815,880)

Cash flows from financing activities:
Borrowings on long-term obligations	—	525,020	—	—	—	525,020
Equity transactions	327,553	327,553	—	—	(327,553)	327,553
Debt issuance costs	—	(31,090)	—	—	—	(31,090)

Net cash provided by financing activities	327,553	821,483	—	—	(327,553)	821,483

Net effect of exchange rate change	—	—	—	17	—	17

Change in cash and cash equivalents	—	979	991	157	—	2,127
Cash and cash equivalents:
Beginning of period	—	(364)	(324)	2,231	—	1,543

End of period	$—	$615	$667	$2,388	$—	$3,670

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Supplemental Consolidating Condensed Statements of Cash Flows
For the Period From December 29, 2002 through December 19, 2003
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$35,222	$21,493	$3,314	$—	$60,029

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(4,657)	(4,095)	(39)	—	(8,791)
Other, net	—	(1,682)	—	—	(1,682)

Net cash used in investing activities	(4,657)	(5,777)	(39)	—	(10,473)

Cash flows from financing activities:
Repayment of long-term obligations, net	(28,846)	(18,861)	(238)	—	(47,945)
Equity transactions	(4,399)	—	(2,984)	—	(7,383)

Net cash used in financing activities	(33,245)	(18,861)	(3,222)	—	(55,328)

Net effect of exchange rate change	—	—	207	—	207

Change in cash and cash equivalents	(2,680)	(3,145)	260	—	(5,565)
Cash and cash equivalents:
Beginning of period	2,316	2,821	1,971	—	7,108

End of period	$(364)	$(324)	$2,231	$—	$1,543

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE I — LEASES AND OTHER COMMITMENTS
     The Company leases certain manufacturing facilities, retail locations and equipment under operating leases. The Company’s wholesale segment rent expense was $19.8 million, $21.5 million, $0.5 million and $18.7 million for 2005, 2004, Successor ’03 and Predecessor ’03, respectively. The Company’s retail segment rent expense was $7.6 million, $10.6 million, $0.4 million and $15.0 million for 2005, 2004, Successor ’03 and Predecessor ’03, respectively.
     The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 (amounts in thousands):

	Wholesale	Retail
	Segment	Segment
2006	$17,039	$6,274
2007	12,881	5,234
2008	9,027	4,374
2009	6,226	3,586
2010	4,355	2,773
Thereafter	10,597	7,228

	$60,125	$29,469

     The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2024. Most of the operating leases provide for increased rent tied to increases in general price levels.
     The Company has guaranteed the payment of certain store leases of PCM (see Note C). The leases expire over various periods through 2010. The aggregate amount of the guaranteed lease payments as of December 31, 2005 was $0.9 million. The Company holds $0.5 million of restricted cash as collateral in case PCM defaults on the leases. The restricted cash is payable to the president of PCM and reported in other assets on the accompanying Consolidated Balance Sheets.
     The Company’s wholesale segment has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $12.7 million of raw materials from these vendors in 2006. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.
NOTE J — TERMINATION OF DEFERRED COMPENSATION PLAN
     In connection with the Acquisition, certain members of management deferred $19.8 million of their proceeds from the Acquisition into a then existing deferred compensation plan. The deferred proceeds were invested in Deemed Shares. The Deemed Shares had a put option that gave the holder the right for cash settlement under certain circumstances outside the Company’s control. Accordingly, the deferred compensation plan was recorded as a liability and marked to market based upon a quarterly valuation of the fair value of the Company’s common stock. The changes in the market value of the liability were recorded as non-cash stock compensation expense.
     The Company terminated the deferred compensation plan on June 3, 2004 by issuing 197,998 shares of Class A common stock in exchange for Deemed Shares held by the participants in the deferred compensation plan. As of the termination date, the Company had recorded a $3.3 million increase in the market value of the liability related to the Deemed Shares. The issuance of the Class A common stock created additional paid in capital of $3.3 million resulting from the contribution of the deferred compensation liability of $3.3 million.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE K — LICENSING
     The Company licenses internationally the Simmons® mark, Beautyrest® mark and many of its other trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has 17 foreign licensees and 12 sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, El Salvador, England, France, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Taiwan, and Venezuela. These foreign licensees have rights to sell Simmons-branded products in over 100 countries.
     Additionally, the Company has eleven domestic third-party licensees and one domestic sub-licensee. Some of these licensees manufacture and distribute juvenile furniture and healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily on perpetual, long-term or automatically renewable terms. Additionally, the Company has licensed the Simmons® mark and other trademarks, generally for limited terms, to manufacturers of air and water beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets, bed frames, futons, and other products.
     Licensing fees are recorded as earned, based upon the sales of licensed products by the Company’s licensees. For 2005, 2004, Successor ’03 and Predecessor ’03 the Company’s licensing agreements as a whole generated royalties and technology fees of approximately $9.1 million, $9.6 million, $0.3 million and $10.4 million, respectively.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE L — PLANT CLOSURE CHARGES
     During 2005, the Company settled obligations in connection with the closure of manufacturing facilities completed in 2005, 2004 and 2003. Activity with respect to these obligations is as follows (amounts in thousands):

	Non-Cancellable
	Lease Obligations	Severance	Other	Total
December 28, 2002	$—	$—	$—	$—
Adjustments	359	214	763	1,336
Spending	(359)	—	(423)	(782)

December 19, 2003	$—	$214	$340	$554

December 20, 2003	$—	$214	$340	$554
Adjustments	65	—	384	449
Spending	—	(27)	(213)	(240)

December 27, 2003	65	187	511	763
Adjustments	345	303	2,505	3,153
Spending	(268)	(490)	(2,601)	(3,359)

December 25, 2004	142	—	415	557
Adjustments	—	—	72	72
Spending	(142)	—	(367)	(509)

December 31, 2005	$—	$—	$120	$120

      In September 2003, the Company announced its plans to optimize its manufacturing network by opening two new manufacturing facilities in Hazleton, Pennsylvania, and Waycross, Georgia and closing in December 2003 its manufacturing facility in Jacksonville, Florida. Additionally, the Company relocated its manufacturing facility in Auburn, Washington to a new manufacturing facility in Sumner, Washington in November 2003. The Company incurred plant closure charges of $0.4 million and $1.3 million in Successor ’03 and Predecessor ’03, respectively, of severance, retention, rent, and transfer of equipment costs related to the closure of the Jacksonville manufacturing facility.
      In 2004, as part of the Company’s manufacturing optimization strategy, the Company closed its Columbus, Ohio and Piscataway, New Jersey manufacturing facilities in April and December, respectively. The Company incurred plant closure charges of approximately $3.2 million of severance, retention, rent, scrapping of inventory, and the dismantling and transfer of equipment costs in 2004 related to the closure of these two manufacturing facilities.
     The Company opened new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia on March 15, 2004 and August 9, 2004, respectively. The Company incurred approximately $10.5 million of non-recurring start-up costs, net of local and state training grants, related to the plant openings in 2004. The start-up costs included travel and relocation, rent, utilities, repair and maintenance, and training expenses totaling $5.0 million which are included in cost of products sold, and incremental distribution costs of $5.5 million which are included in selling, general and administrative expenses. The incremental distribution costs resulted from the extra miles driven to service customers that were previously serviced by the Company’s closed manufacturing facilities until the new manufacturing facilities met normal production levels.
     In the second quarter of 2005, at the end of its lease term, the Company moved its juvenile manufacturing facility formerly located in Oshkosh, Wisconsin to a temporary manufacturing facility. In the third quarter of 2005, the Company moved into a permanent facility in Neenah, Wisconsin. The Company incurred $0.1 million in plant closure charges during 2005. Plant opening charges related to the relocation of the manufacturing facility of $0.2 million are included in selling, general and administrative expense for the year ended December 31, 2005.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE M — STOCK BASED COMPENSATION
     The Company’s Incentive Plan provides restricted stock awards of Class B common stock to the management and independent directors of the Company. The restricted stock awards are performance based awards, where the restrictions lapse based upon the achievement of specific measurable performance criteria. As of December 31, 2005, the majority of the awards include specific measurable performance criteria which are based upon the Company meeting certain annual Adjusted EBITDA. As of December 31, 2005, all the awards vested over a four year period based upon the Company meeting certain Adjusted EBITDA targets or on the eighth anniversary after issuance.
     Activity for restricted stock awards during Successor ’03, 2004 and 2005 follows:

		Average
	Number of	Fair Value at
	Shares	Issuance
Shares Outstanding at December 20, 2003	—
Granted	634,869	$0.59
Cancelled/Forfeited	—

Shares Outstanding at December 27, 2003	634,869
Granted	59,700	$3.22
Cancelled/Forfeited	(6,862)

Shares Outstanding at December 25, 2004	687,707
Granted	89,138	$3.31
Cancelled/Forfeited	(137,021)

Shares Outstanding at December 31, 2005	639,824

     The Company recognized less than $0.1 million of non-cash stock compensation related to the restricted stock awards during Successor ’03, 2004 and 2005.
     Prior to the Acquisition, the Company had various incentive plans which provided stock options for shares of common stock of the Company to directors, executive officers, certain other members of management and consultants. The stock options were granted at prices which were equal to the market value of the common stock on the date of grant, expired after ten years, and vested ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target. The incentive plan provided for issuance of regular options (“Regular Options”) and superincentive options (“Superincentive Options”). Regular Options were subject to certain time and performance vesting restrictions and Superincentive Options vested only in connection with the consummation of a change of control or initial public offering of the Company and the attainment by stockholders affiliated with Fenway of certain internal rate of return objectives.
     Under APB 25, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target, the ultimate number of vested shares, and therefore the measurement date, was not currently determinable. Accordingly, the Company recorded estimated compensation expense as non-cash stock compensation expense over the service period based upon the intrinsic value of the options as they were earned by the employees.
     Additionally, the option holders could, under certain circumstances, require the Company to repurchase the shares underlying vested options. Therefore, the Company recorded additional adjustments to non-cash stock compensation expense for changes in the intrinsic value of vested Regular Options in a manner similar to a stock appreciation right. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures were not presented.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     As a result of the Acquisition, the vesting of the issued and outstanding Regular and Superincentive Options under the Company’s various incentive plans was accelerated. On December 19, 2003, the Company repurchased the vested options for $95.4 million, which satisfied the accrued stock compensation liability of the Company. The Company recorded non-cash stock compensation expense of approximately $68.4 million during Predecessor ’03. In conjunction with the Acquisition, all stock option plans were terminated.
     Activity for Regular and Superincentive Options (all non-qualified stock options) during Predecessor ’03 follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Shares outstanding at December 28, 2002	4,848,224	$7.23
Forfeited	(178,125)	$7.08
Cancelled	(166,875)	$7.11

Shares outstanding at December 19, 2003	4,503,224	$7.24

NOTE N — INCOME TAXES
     The components of the provision for income taxes are as follows (amounts in thousands):

	Successor			Predecessor
	2005	2004	2003	2003
Current tax provision:
Federal	$250	$110	$—	$—
State	35	230	—	—
Foreign	269	131	—	241

	554	471	—	241

Deferred tax provision
Federal	1,693	10,318	(762)	(8,037)
State	532	651	(65)	(1,055)
Foreign	(243)	51	—	6

	1,982	11,020	(827)	(9,086)

Benefit applied to reduce goodwill	100	33	—	—

Income tax expense (benefit)	$2,636	$11,524	$(827)	$(8,845)

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2005, 2004, Successor ’03 and Predecessor ’03 provision for income taxes is as follows (amounts in thousands):

	Successor			Predecessor
	2005	2004	2003	2003
Income taxes at federal statutory rate	$2,087	$12,354	$(2,806)	$(15,029)
State income taxes, net of federal benefit	(686)	737	(67)	(705)
Valuation allowances, net of reversals	5,030	—	159	(1,033)
Tax loss benefits not previously recognized	(4,918)	—	—	(4,354)
Expired net operating loss benefits	1,399	4,113	—	—
General business tax credits	(357)	(474)	—	—
Reversal of other tax accruals	(250)	(4,799)	—	—
Change in tax rate used to measure deferreds	(249)	(401)
Non-deductible interest expense	—	—	1,225	4,309
Foreign intercompany dividends	—	—	630	1,041
Non-deductible transaction costs	—	—	—	6,742
Other, net	580	(6)	32	184

	$2,636	$11,524	$(827)	$(8,845)

     Components of the Company’s net deferred income tax liability as of December 31, 2005 and December 25, 2004 are as follows (amounts in thousands):

	2005	2004
Current deferred income taxes:
Accounts receivable and inventory reserves	$621	$799
Accrued liabilities, not currently deductible	3,243	3,215
Prepaids and other assets not currently taxable	(1,199)	(1,727)
Inventory bases differences	200	158

Current deferred income tax assets	2,865	2,445
Non-current deferred income taxes:
Property bases differences	(4,592)	(5,738)
Intangibles bases differences	(192,665)	(193,286)
Retirement accruals	1,356	1,394
Net operating loss carryforwards	49,588	49,456
Income tax credit carryforwards	7,831	7,319
Other noncurrent accrued liabilities, not currently deductible	374	302
Valuation allowance	(6,310)	(7,371)

Noncurrent deferred income tax liabilities	(144,418)	(147,924)

Net deferred income tax liability	$(141,553)	$(145,479)

     As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of $123.1 million, including $15.8 million of loss carryforwards generated by Sleep Country that are subject to use limitations imposed by the Internal Revenue Code. Additionally, as of December 31, 2005 we had state net operating loss carryforwards of $95.8 million. Our federal and state net operating loss carryforwards expire on various dates through 2024 and 2025, respectively.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     As of December 31, 2005, the Company had $2.9 million of general business tax credits, $3.0 million of foreign tax credits, and $0.3 million of minimum tax credits available to offset future payments of U.S. federal income tax. The general business and foreign tax credits will expire in varying amounts between 2009 and 2025. The minimum tax credits can be carried forward indefinitely. The Company also had $1.3 million of state income tax credits, which will begin to expire in 2007, and $0.2 million of non-U.S. tax credits available to offset future payments of foreign income tax, which can be carried forward indefinitely.
     The realization of net deferred tax assets is dependent upon future profitable operations and future reversals of existing temporary differences. Although realization is not assured, the Company believes that most of the net recorded benefits will more likely than not be realized through the reduction of future taxable income. However, there is some uncertainty regarding the full realization of certain tax benefit carryforwards. A change in ownership could potentially limit the Company’s net operating losses and other carryforwards.
     Realization of the benefits of tax carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. As of December 31, 2005, we had valuation allowances totaling $6.3 million for the deferred tax assets related to specific state net operating loss carryforwards ($4.8 million), certain state income tax credits ($1.3 million), and foreign jurisdiction income tax credits ($0.2 million). The Company established the valuation allowance for certain state tax carryforwards after giving consideration to the expiration period of the state tax carryforwards and current forecasts of future state taxable income. With respect to the foreign jurisdiction income tax credits, a full valuation allowance has been recorded due to utilization limits imposed by the foreign jurisdiction.
     As of December 25, 2004, the Company had recorded a valuation allowance of $7.4 million against the deferred tax assets related to certain Sleep Country federal net operating loss carryforwards ($5.3 million), certain state income tax credits ($1.9 million), and foreign jurisdiction income tax credits ($0.2 million). Based on the Company’s and Sleep Country’s recent history of earnings and expectations of future profits, the Company has determined that the full realization of the tax benefits related to Sleep Country’s operating loss carryforwards is more likely than not assured, and, accordingly, the related valuation allowance was removed as of December 31, 2005. Since this valuation allowance was recorded as part of the Acquisition purchase accounting, the reduction of the valuation allowance in 2005 was accounted for as a reduction of the goodwill for the Company’s retail segment. With respect to certain specific state income tax credits and as a result of an unfavorable court decision in that state with respect to another taxpayer, both the $1.9 million deferred tax asset for that state’s credits and the related valuation allowance were removed in 2005.
     Cumulative undistributed earnings of the Company’s international subsidiaries totaled approximately $3.2 million as of December 31, 2005. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded.
NOTE O — RETIREMENT PLANS
     SIMMONS BEDDING 401(K) PLAN
     Simmons Bedding, including employees of several of its subsidiaries, has a defined contribution 401(k) plan for substantially all of its employees other than certain union employees that participate in multi-employer pension plans sponsored by a union. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally, employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation. Eligible participants may make salary deferral contributions up to 17% of eligible compensation, subject to applicable tax limitations. The Company makes employer non-elective contributions, currently 3% of an employee’s eligible compensation, once an employee completes one year of service. All employer non-elective contributions are immediately vested and not subject to forfeiture.
     The Company also provides for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee’s pay (subject to current tax limitations). The additional matching contribution is provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The additional matching contribution will vest 20% per year over five years.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     In 2005, 2004, Successor ‘03 and Predecessor ‘03, the Company made contributions to the plan of $4.1 million, $3.8 million, $0.1 million and $3.9 million, respectively, in the aggregate.
     SLEEP COUNTRY 401(K) PROFIT SHARING PLAN
     Simmons Bedding sponsors a 401(k) savings and profit sharing plan for all full-time employees of Sleep Country with at least three months of service. Annually, Sleep Country may contribute a discretionary match based on a percentage of the employee’s 401(k) deferral. Sleep Country’s contributions to this plan for 2005 and 2004 were $0.2 million for each year. Contributions to this plan in Successor ‘03, Predecessor ‘03 and 2002 were not material.
     OTHER PLANS
     Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company’s required contributions to these plans for 2005, 2004, Successor ‘03 and Predecessor ‘03 were $1.5 million, $1.9 million, not material and $2.1 million, respectively.
     The Company had accrued $3.3 million as of December 31, 2005 and $3.2 million as of December 25, 2004 for a supplemental executive retirement plan for a former executive. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.
     RETIREE HEALTH AND LIFE INSURANCE COVERAGE
     The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.
     The Company allows former non-union employees who obtained age 55 and had 15 years of service as of December 31, 2001, and their spouses, to continue to receive health insurance coverage under our self-insured medical plan through age 65. The premiums for such coverage are paid by the former non-union employees. There is no current retiree health coverage for participants age 65 and over. This plan is unfunded.
     The Company also provides for the continuance of term life insurance under our group life insurance for a grandfathered group of former employees. The aggregate annual premiums for this coverage are not significant and are paid by the Company. This liability is unfunded.
     The Company had an accrued postretirement benefit obligation of $0.2 million and $0.5 million as of December 31, 2005 and December 25, 2004, respectively. The Company had postretirement benefit income of $0.2 million for each of the years 2005 and 2004.
NOTE P — CONTINGENCIES
     From time to time, the Company has been involved in various legal proceedings. The Company believes that all other litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this other litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.
NOTE Q — SEGMENT INFORMATION
     The Company has four distinct business units which have been aggregated into two reportable operating segments based upon materiality and similarities of products, production processes, types of customers, and distribution methods. The two operating segments are generally organized internally by whether the products are sold to a reseller (wholesale bedding) or to an end consumer (retail bedding).
     The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture, sale and distribution of branded juvenile bedding and related soft good products; (iii) the licensing

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company and its licensees; (iv) the sale of product returns, off-quality product and excess inventory through retail outlet stores and “as is” to consumers; and (v) corporate costs related to the Company.
     The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell principally premium branded bedding products. On May 1, 2004, the Company sold its retail bedding subsidiary, Mattress Gallery (see Note C to the consolidated financial statements for further explanation).
     The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees, non-cash stock compensation expenses, and other unusual or non-recurring items as defined by the Company’s new Senior Credit Facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
     The following tables summarize segment information as of and for December 31, 2005, December 25, 2004, Successor ’03 and Predecessor ’03:

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Successor
December 31, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$773,002	$82,274	$—	$855,276
Intersegment net sales	15,121	—	(15,121)	—
Adjusted EBITDA	105,774	7,988	(189)	113,573
Depreciation and amortization expense	26,715	1,407	(400)	27,722
Expenditures for long-lived assets	4,770	2,027	—	6,797
Segment assets	1,260,976	21,363	(1,562)	1,280,777

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$(831)	$3,945	$211	$3,325
Depreciation and amortization	26,715	1,407	(400)	27,722
Income taxes	445	2,191	—	2,636
Interest expense, net	70,342	13	—	70,355
Interest income	265	1	—	266

EBITDA	96,936	7,557	(189)	104,304
Non-cash stock compensation expense	9	—	—	9
Reorganization costs	6,534	—	—	6,534
Management severance	105	—	—	105
Management fees	1,162	431	—	1,593
Transaction expenses	556	—	—	556
Other	472	—	—	472

Adjusted EBITDA	$105,774	$7,988	$(189)	$113,573

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Successor
December 25, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$788,908	$80,985	$—	$869,893
Intersegment net sales	19,465	—	(19,465)	—
Adjusted EBITDA	125,845	4,598	(343)	130,100
Depreciation and amortization expense	22,084	1,100	(100)	23,084
Expenditures for long-lived assets	17,174	1,032	—	18,206
Segment assets	1,283,468	25,381	(1,559)	1,307,290

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$25,479	$(1,462)	$(243)	$23,774
Depreciation and amortization	22,084	1,100	(100)	23,084
Income taxes	11,676	(152)	—	11,524
Interest expense, net	44,098	118	—	44,216
Interest income	141	—	—	141

EBITDA	103,478	(396)	(343)	102,739
Plant opening, closing charges	13,549	—	—	13,549
Management fees	1,702	—	—	1,702
Management severance	190	—	—	190
Non-cash stock compensation	3,347	—	—	3,347
Transaction related expenditures, including cost of products sold	4,484	4,313	—	8,797
Other	(905)	681	—	(224)

Adjusted EBITDA	$125,845	$4,598	$(343)	$130,100

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Successor 2003
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$6,509	$2,208	$—	$8,717
Intersegment net sales	346	—	(346)	—
Adjusted EBITDA	(826)	(85)	307	(604)
Depreciation and amortization expense	638	18	—	656
Expenditures for long-lived assets	—	—	—	—
Segment assets	1,142,939	38,638	1,542	1,183,119

Reconciliation of EBITDA and Adjusted EBITDA to net loss:
Net loss	$(6,824)	$(673)	$307	$(7,190)
Depreciation and amortization	638	18	—	656
Income taxes	(827)	—	—	(827)
Interest expense, net	4,657	4	—	4,661
Interest income	4	—	—	4

EBITDA	(2,352)	(651)	307	(2,696)
Management fees	49	—	—	49
Plant opening, closing charges	286	—	—	286
Transaction expenses	1,161	566	—	1,727
Other	30	—	—	30

Adjusted EBITDA	$(826)	$(85)	$307	$(604)

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Predecessor 2003
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$701,935	$95,681	$—	$797,616
Intersegment net sales	32,228	—	(32,228)	—
Adjusted EBITDA	120,583	5,135	(818)	124,900
Depreciation and amortization expense	21,464	595	—	22,059
Expenditures for long-lived assets	7,130	1,661	—	8,791

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$(35,169)	$1,891	$(818)	$(34,096)
Depreciation and amortization	21,464	595	—	22,059
Income taxes	(8,845)	—	—	(8,845)
Interest expense, net	44,408	684	—	45,092
Interest income	197	—	—	197

EBITDA	22,055	3,170	(818)	24,407
Non-cash stock compensation expense	68,415	—	—	68,415
Transaction expenses	22,190	209	—	22,399
Plant opening, closing charges	4,137	—	—	4,137
Non-recurring litigation and insurance	1,894	—	—	1,894
Management fees	1,513	1,331	—	2,844
Other	379	425	—	804

Adjusted EBITDA	$120,583	$5,135	$(818)	$124,900

     In the “Eliminations” column of each period presented above, the segment assets consist primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail inventory. The segment operating income (loss) has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE R — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     Although not required, following is a condensed summary of consolidated quarterly results for 2005, 2004 and 2003. The results of operations for the 2003 fourth quarter represent the mathematical addition of the historical amounts for the predecessor period (September 28, 2003 through December 19, 2003) and the successor period (December 20, 2003 through December 27, 2003) and are not indicative of the results that would have actually been obtained if the Acquisition had occurred on September 28, 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(in thousands)
2005:
Net sales	$205,582	$208,042	$226,843	$214,809
Gross profit	91,416	90,786	97,917	92,447
Operating income	12,863	18,843	25,030	19,580
Net income (loss)	(2,195)	1,061	4,001	458

2004:
Net sales	$223,320	$201,795	$238,221	$206,557
Gross profit	103,455	91,550	111,171	91,465
Operating income	17,289	20,197	25,441	16,587
Net income	3,965	5,958	9,411	4,440

2003:
Net sales	$186,615	$199,299	$217,924	$202,495
Gross profit	88,382	94,561	104,491	102,962
Operating income (loss)	19,908	12,591	24,361	(58,065)
Net income (loss)	7,480	3,485	15,573	(67,824)
NOTE S — RELATED PARTY TRANSACTIONS
     In connection with the Acquisition, Simmons Bedding entered into a management agreement (“THL management agreement”) with THL pursuant to which THL renders certain advisory and consulting services to Simmons Bedding and each of its subsidiaries. In consideration of those services, Simmons Bedding agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons Bedding for such fiscal year, but before deduction of any such fee. The fees are paid semi-annually. Simmons Bedding also reimburses THL for all out-of-pocket expenses incurred by THL in connection with their services provided under the THL management agreement.
     Prior to the Acquisition, Simmons Bedding and Fenway had entered into a management agreement (the “Fenway Advisory Agreement”) pursuant to which Fenway provided strategic advisory services to Simmons Bedding. In exchange for advisory services, Simmons Bedding had agreed to pay Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway’s assistance in negotiating such transactions; and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to Simmons Bedding. In conjunction with the Acquisition, the Fenway Advisory Agreement was terminated.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for 2005, 2004, Successor ’03 and Predecessor ’03 was $1.6 million, $1.7 million, $0.1 million and $2.8 million, respectively, related to the management fees for services provided by THL and Fenway to the Company and its subsidiaries.
     In connection with the Acquisition, the Company agreed to pay an affiliate of THL a transaction fee equal to $20.0 million plus all out-of-pocket expenses incurred by THL relating to the Acquisition and the related financing.
     Mr. Eitel previously owned a motor yacht that he made available to the Company for 25 days in 2004 for use as a venue for corporate and other functions. As compensation for the use of Mr. Eitel’s motor yacht, commencing November 1, 2003, the Company paid compensation to the captain of Mr. Eitel’s motor yacht in the amount of $80,000 per year, plus benefits. In fiscal year 2004, the total amount of salary and benefits paid under this agreement was approximately $92,000. On January 1, 2005, the Company ceased compensating the captain of Mr. Eitel’s motor yacht, but continued to use the motor yacht as a venue for corporate and other functions. Mr. Eitel was reimbursed solely for any out-of-pocket expenses associated with the functions.
     Rousch Consulting Group, Inc., wholly owned by Edward L. Rousch, the husband of our Executive Vice President — Human Resources and Assistant Secretary Rhonda C. Rousch, provided consulting services to the Company in 2005, 2004 and Predecessor ’03. The Company made aggregate payments to Rousch Consulting Group, Inc. of approximately $99,000, $156,000 and $160,000, inclusive of out-of-pocket expenses of approximately $18,000, $30,000 and $45,000, respectively, in 2005, 2004 and Predecessor ’03, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There has been no occurrence requiring a response to this item.

ITEM 9A.	CONTROLS AND PROCEDURES.
     (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Within 90 days prior to the filing date of this annual report on Form 10-K, we have carried out an evaluation, under the supervision and the participation of our management, including the Company’s principal executive officer and our principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
     (b) As required by Exchange Act Rule 13a-15(d), our management, including our principal executive officer and principal financial officer, also conducted an evaluation of the our internal controls over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, there has been no such change during the period presented by this report.
     (c) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT AND DIRECTORS
     Our directors and principal officers and their positions and ages as of March 1, 2006 are as follows

Name	Age	Position
Charles R. Eitel	56	Chairman of the Board of Directors and
		Chief Executive Officer
Robert P. Burch	49	Executive Vice President — Operations
William S. Creekmuir	50	Executive Vice President, Chief Financial
		Officer, Assistant Treasurer and Assistant
		Secretary
Stephen G. Fendrich	44	Executive Vice President — Sales
Rhonda C. Rousch(1)	51	Executive Vice President — Human Resources
		and Assistant Secretary
Bradley W. Hill	49	Senior Vice President — Product Development and
		Supply Chain
Kristen K. McGuffey	40	Senior Vice President, General Counsel and Secretary
Timothy F. Oakhill	43	Senior Vice President — Marketing and Licensing
W. Wade Vann	52	Senior Vice President and Chief Information Officer
Brian P. Breen	45	Vice President — Treasurer and Assistant Secretary
Earl C. Brewer	60	Vice President — Taxation and Assistant Secretary
Mark F. Chambless	48	Vice President — Corporate Controller and
		Assistant Secretary
Todd M. Abbrecht	37	Director
Robin Burns-McNeill	53	Director
William P. Carmichael	62	Director
David A. Jones	56	Director
B. Joseph Messner	53	Director
Scott A. Schoen	47	Director
George R. Taylor	35	Director

(1)	On February 23, 2006, Ms. Rousch notified us of her decision to retire from the Company effective April 1, 2006. The Company has not named a replacement for Ms. Rousch.
     The present principal occupations and recent employment history of each of our principal officers and directors listed above is as follows:
     Charles R. Eitel joined us in January 2000 as Chairman of the Board of Directors and Chief Executive Officer. Prior to joining us, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floor coverings, interior fabrics and architectural raised floors. Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floor Coverings Group, and President of Interface Flooring Systems, Inc. Mr. Eitel is also a director of Duke Realty Corporation and American Fidelity Assurance Company.

     Robert P. Burch joined us in August 2005 as Executive Vice President – Operations. Prior to joining us, Mr. Burch worked 26 years with office furniture manufacturer, Steelcase, Inc., where he most recently held the position of Vice President of Order Fulfillment of North America. Prior to serving as Vice President of Order Fulfillment of North America for Steelcase, Mr. Burch held various positions with Steelcase including Vice President of Manufacturing Operations and Vice President of Product Development and Launch.
     William S. Creekmuir joined us in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary. Mr. Creekmuir served as one of our directors from April 2000 to August 2004. Prior to joining us, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc., a publicly traded furniture manufacturer. Prior to joining LADD in 1992, he worked 15 years with the international public accounting firm KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice. Mr. Creekmuir is Chairman of the Statistics Committee for ISPA. Mr. Creekmuir is a Certified Public Accountant.
     Stephen G. Fendrich joined us in February 2003 in connection with our acquisition of SC Holdings, Inc. (“SC Holdings”) and has served as Executive Vice President – Sales since August 2005. Prior to assuming his current position, Mr. Fendrich served as President and CEO of our subsidiaries, SC Holdings and Sleep Country USA, Inc. (“Sleep Country”), which Mr. Fendrich joined in September 2002. Prior to joining SC Holdings and Sleep Country, Mr. Fendrich was Executive Vice President of Franchise Stores for The Mattress Firm from February 2002 to September 2002. From November 2000 to February 2002, Mr. Fendrich performed consulting work for The Mattress Firm franchises. From 1986 to November 2000, Mr. Fendrich held various positions with The Mattress Firm including Vice President and Chief Financial Officer and Vice President of Finance and Real Estate. Mr. Fendrich was one of the founders of The Mattress Firm in 1986.
     Rhonda C. Rousch joined us in November 2001 and has served as Executive Vice President – Human Resources and Assistant Secretary since October 2002. Prior to assuming her current position, Ms. Rousch served as Senior Vice President – Human Resources and Assistant Secretary. Prior to joining us, Ms. Rousch was Vice President of Human Resources for MW Manufacturers, Inc from September 2000 to November 2001. Prior to September 2000, Ms. Rousch was the Director of Organizational Readiness for Harley-Davidson, Inc.
     Bradley W. Hill joined us in April 2005 and serves as Senior Vice President – Product Development and Supply Chain. Prior to assuming his current position position, Mr. Hill served as Senior Vice President – Supply Chain. Prior to joining us, Mr. Hill was Vice President Finance, Supply Chain, & Information Technology, for the Nylon Platform division of Solutia Inc. (“Solutia”) from January 2005 to March 2005. Prior to his most recent position at Solutia, Mr. Hill worked for Solutia and its former parent company, Monsanto, for 25 years, in various positions including Vice President of Marketing and Business Management.
     Kristen K. McGuffey joined us in November 2001 and has served as Senior Vice President – General Counsel and Secretary since August 2002. Prior to assuming her current position, Ms. McGuffey served as Vice President – General Counsel and Assistant Secretary. Prior to joining us, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel. From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP. Prior to March 1997, Ms. McGuffey was an associate at Paul, Hastings, Janofsky & Walker, LLP.
     Timothy F. Oakhill joined us in January 1997 and has served as Senior Vice President – Marketing and Licensing since July 2005. Prior to assuming his current position, Mr. Oakhill served as Vice President – International and Domestic Licensing since January 2004. Prior to January 2004, Mr. Oakhill managed various Simmons brands, including Beautyrest® from August 2003 to January 2004, and BackCare® and Deep Sleep® from January 1997 to August 2003. Prior to joining us, Mr. Oakhill served as Marketing Manager for Eastman-Kodak Company and as an account supervisor for Bates Worldwide.
     W. Wade Vann joined us in October 2000 and has served as Senior Vice President of Information Technology and Chief Information Officer since January 2004. Prior to assuming his current position, Mr. Vann served as the Vice President of Information Technology and Chief Information Officer. Prior to joining us, Mr. Vann held the position of Director of Information Technology with Broyhill Furniture Industries, Inc. from October 1992 to October 2000.
     Brian P. Breen joined us in July 1996 and has served as Vice President and Treasurer since January 2002. Mr. Breen has served as Assistant Secretary since September 2000. Prior to assuming his current position, Mr. Breen served as Vice President and Assistant Treasurer since September 2000 and prior to that served as Director of Financial Reporting of our Outlet Division. Prior to joining us, Mr. Breen held various financial reporting positions most recently serving as Controller for Six Flags Theme Parks. Mr. Breen is a Certified Treasury Professional.
     Earl C. Brewer joined us in February 2001 as Vice President of Taxation. Mr. Brewer has served as Assistant Secretary since April 2001. Prior to joining us, Mr. Brewer held similar positions at Oakwood Homes Corporation from March 2000 to February 2001 and at LADD Furniture, Inc. from October 1993 to February 2000. Mr. Brewer is a Certified Public Accountant.
     Mark F. Chambless joined us in May 1995 and has served as Vice President — Corporate Controller and Assistant Secretary since December 6, 2005. Prior to this position, Mr. Chambless served as Vice President and Corporate Controller since February 2000, was the Corporate Controller from November 1995 through February 2000, and prior to that served as a Divisional Controller. Mr. Chambless is the Principal Accounting Officer for our company. Prior to joining us, Mr. Chambless worked nine years at Sealy Corporation where he held various positions including Plant Controller, Operations Manager and Divisional Controller.
     Todd M. Abbrecht has been a director of our company since December 2003, following the consummation of the Acquisition. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is also a director of Michael Foods, Inc. and Warner Chilcott Holdings Company, Limited.
     Robin Burns-McNeill became a director of our company in December 2004. From July 1998 to July 2004, Ms. Burns-McNeill was President and Chief Executive Officer of Victoria Secret Beauty and Intimate Beauty Corporation. Prior to that, from January 1990 to May 1998, Ms. Burns-McNeill was President and Chief Executive Officer of Estee Lauder Inc. North America. In February 1998, Ms. Burns-McNeill added to her Estee Lauder responsibility, the position of President of Donna Karan Cosmetics. Ms. Burns-McNeill is also a director of S.C. Johnson, Inc. and serves on the Board of Trustees for the Fashion Institute of Technology College.
     William P. Carmichael became a director of our company in May 2004. Mr. Carmichael co-founded The Succession Fund in 1998. Prior to forming The Succession Fund, Mr. Carmichael had 26 years of experience in various financial positions with global consumer product companies, including Senior Vice President with Sara Lee Corporation, Senior Vice President and Chief Financial Officer of Beatrice Foods Company, and Vice President of Esmark, Inc. Mr. Carmichael is also a director of Cobra Electronics Corporation, The Finish Line, Inc., and Spectrum Brands, Inc. Mr. Carmichael is also Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Master Investment Trust, and Nations Separate Account Trust. Mr. Carmichael is a Certified Public Accountant.
     David A. Jones has been a director of our company since December 2003, following the consummation of the Acquisition. Mr. Jones has served as the Chairman of the Board of Directors and Chief Executive Officer of Spectrum Brands, Inc. since September 1996. From 1996 to April 1998, he also served as President of Spectrum Brands, Inc. From 1995 to 1996, Mr. Jones was President, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. Mr. Jones is also a director of Pentair, Inc.
     B. Joseph Messner became a director of our company in August 2004. Mr. Messner is Chairman of the Board of Directors and Chief Executive Officer of Bushnell Performance Optics, a company that Wind Point Partners, a Chicago based Private Equity Group, and Mr. Messner acquired in 1999. Mr. Messner was President and CEO of First Alert, Inc. from 1996 through 1999. Mr. Messner is a member of Wind Point Partners Executive Advisor Group.

     Scott A. Schoen has been a director of our company since December 2003, following the consummation of the Acquisition. Mr. Schoen is co-President of Thomas H. Lee Partners, which he joined in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is also a director of Spectrum Brands, Inc. Mr. Schoen is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network and is also Vice Chairman of the Board of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management and the Yale Development Board. Mr. Schoen served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005 and was a director of Refco Group Ltd. when it declared bankruptcy on October 17, 2005.
     George R. Taylor has been a director of our company since December 2003, following the consummation of the Acquisition. Mr. Taylor is a Vice President at Thomas H. Lee Partners, which he joined in 1996. Prior to joining the firm, Mr. Taylor was at ABS Capital Partners. Mr. Taylor is also a director of Progressive Moulded Products, Ltd. and Warner Chilcott Holdings Company, Limited. Mr. Taylor served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005.
     Each of our directors will hold office until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers. Our independent directors are Ms. Burns-McNeill and Messrs. Carmichael, Jones and Messner.
COMMITTEES OF THE BOARD OF DIRECTORS
     Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee.
     The members of the audit committee are Messrs. Carmichael, Jones and Taylor. The members of the compensation committee are Messrs. Abbrecht, Eitel and Schoen. The members of the nominating and governance committee are Messrs. Abbrecht, Eitel, Messner and Schoen. The audit committee oversees management regarding the conduct and integrity of our financial reporting, systems of internal accounting and financial and disclosure controls. The audit committee reviews the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit and their engagement for any other services. The audit committee also oversees management regarding our legal and regulatory compliance and the preparation of an annual audit committee report for the annual proxy statement as required by the SEC. In addition, the board of directors has determined that William P. Carmichael is an “audit committee financial expert” as defined by the SEC rules.
     The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation, including determining and approving the compensation of our CEO and other senior executive officers; reviewing and approving management incentive compensation policies and programs; reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.
     The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors and recommending to the board of directors, for us, candidates for nomination for election at annual meetings of the stockholders or to fill board vacancies; overseeing our policies and procedures for the receipt of stockholder suggestions regarding board composition and recommendations of candidates for nomination by the board; developing, recommending to the board approval of, if appropriate, and overseeing implementation of the our corporate governance guidelines and principles including the Simmons Code of Ethics for Chief Executive and Senior Financial Officers (“Code of Ethics”) and the Simmons Code of Conduct and Ethics; and reviewing on a regular basis our overall corporate governance and recommending improvements when necessary.
     From time to time, the board of directors may contemplate establishing other committees.

DIRECTOR COMPENSATION
     All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Non-employee directors, Ms. Burns-McNeill and Messrs. Carmichael, Jones and Messner receive director fees of $25,000 per year and can obtain ten free mattress sets per year. During 2005, Messrs. Carmichael, Jones and Messner received free mattresses that were valued at $130, $2,089, and $9,798, respectively. Each of the non-employee directors have been granted 2,500 shares of our Class B common stock, which is subject to time and performance-based vesting. We pay the directors’ federal and state taxes associated with grants of Class B common stock where the fair market value of the stock exceeds the purchase price.
CODE OF ETHICS
     We have a Code of Ethics within the meaning of 17 CFR Section 229.406 that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. If we make an amendment to the Code of Ethics, or grant a waiver from a provision of the Code of Ethics to the Chief Executive Officer, Chief Financial Officer, or Corporate Controller, then we will make any required disclosure of such amendment or waiver on our website (www.simmons.com) or in a current report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
The following table sets forth all cash compensation earned in the previous three years by our Chief Executive Officer and each of our other four most highly compensated executive officers during the past year (the “Named Executive Officers”). The compensation arrangements for each of these officers that are currently in effect are described under the caption “Executive Employment Arrangements” below. The bonuses set forth below include amounts earned in the year shown but paid in the subsequent year.

						Long-Term
						Compensation Awards
	Annual Compensation							All Other
				Other		Restricted		Compensation
Name and Principal Position	Year	Salary	Bonus	Compensation		Stock		(12)
Charles R. Eitel	2005	$750,069	$—	$163,429	(1)	$—		$27,668
Chairman, Chief	2004	675,000	322,933	79,642	(1)	—		38,562
Executive Officer	2003	585,717	558,249	29,206,787	(1)	1,835	(2)	44,534

William S. Creekmuir	2005	390,062	—	14,000	(3)	—		24,855
Executive Vice President -	2004	370,000	132,761	348,124	(3)	—		25,707
Chief Financial Officer	2003	311,000	224,692	10,960,069	(3)	1,147	(4)	27,924

Robert P. Burch (5)	2005	300,000	360,000	20,718	(6)	176,004	(7)	369
Executive Vice President -
Operations

Stephen G. Fendrich	2005	292,981	342,814	40,616	(8)	—		4,395
Executive Vice President -	2004	264,423	243,650	179,282	(8)	125	(9)	3,705
Sales	2003	250,000	198,750	34,385	(8)	—		4,448

Rhonda C. Rousch	2005	275,068	—	14,000	(10)	—		21,262
Executive Vice President -	2004	250,000	87,380	14,000	(10)	—		18,124
Human Resources	2003	191,783	139,177	1,760,920	(10)	574	(11)	13,822

(1)	Such amounts principally include (i) exercise of stock options held in predecessor company that were held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is trustee, of $29,177,145 in 2003; (ii) a car allowance of $12,000 in 2005, 2004 and 2003; (iii) club membership fees of $17,766, $13,194 and $13,445 in 2005, 2004, and 2003; and (iv) personal use of the corporate jet of $133,663 and $49,776 in 2005 and 2004. These items were taxable to Mr. Eitel.

(2)	Represents a restricted stock grant of 183,529 shares of Class B common stock awarded in connection with the Acquisition. The shares are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee. The shares currently vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. The Company is in the process of revising the restricted stock agreement such that 18.75% of the shares have vested and the remaining shares will vest over a three year period based upon the Company meeting certain new performance targets starting in 2006. Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Incentive Plan.

(3)	Such amounts principally include (i) exercise of stock options held in predecessor company of $10,806,350 in 2003; (ii) reimbursement of mortgage costs and selling expenses related to the sale of Mr. Creekmuir’s personal residence of $333,306 and $80,409 in 2004 and 2003, respectively; (iii) a car allowance of $9,000 in 2005, 2004 and 2003; and (iv) fees for financial services of $5,000 in 2005, 2004 and 2003. These items were taxable to Mr. Creekmuir. The personal income tax impact of certain commute and temporary housing expenses and moving expenses was assumed by Simmons which resulted in additional compensation of $35,443 and $59,310 in 2004 and 2003, respectively.

(4)	Represents a restricted stock grant of 114,706 shares of Class B common stock awarded in connection with the Acquisition. The shares currently vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. The Company is in the process of revising the restricted stock agreement such that 18.75% of the shares have vested and the remaining shares will vest over a three year period based upon the Company meeting certain new performance targets starting in 2006. Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Incentive Plan.

(5)	Mr. Burch’s employment with the Company commenced July 30, 2005. The amount disclosed as salary represents Mr. Burch’s annual salary. Mr. Burch’s actual salary earned in 2005 was $125,192.

(6)	Such amounts principally include relocation expenses of $11,962. This item was taxable to Mr. Burch. The personal income tax impact of certain relocation expenses was assumed by Simmons which resulted in additional compensation of $6,635 in 2005. According to the terms of Mr. Burch’s offer of employment, he is to receive an annual car allowance of $9,000. His car allowance for 2005 was $3,756.

(7)	Represents a restricted stock grant of 66,668 shares of Class B common stock. The shares currently vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. The Company is in the process of revising the restricted stock agreement such that 18.75% of the shares have vested and the remaining shares will vest over a three year period based upon the Company meeting certain new performance targets starting in 2006. Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Incentive Plan.

(8)	Such amounts principally include (i) selling expenses related to the sale of Mr. Fendrich’s personal residence of $165,546 in 2004; (ii) commute and temporary housing expenses of $22,500, $6,392 and $27,185 in 2005, 2004 and 2003; (iii) relocation expenses of $9,116 in 2005; and (iv) a car allowance of $8,348 in 2005 and $7,200 in 2004 and 2003. These items were taxable to Mr. Fendrich. The personal income tax impact of certain relocation expenses was assumed by Simmons which resulted in additional compensation of $4,591 in 2005.

(9)	Represents a restricted stock grant of 12,500 shares of Class B common stock. The shares vest ratably over a four year period based upon Sleep Country USA, Inc. meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Incentive Plan.

(10)	Such amounts principally include (i) exercise of stock options held in predecessor company of $1,746,920 in 2003; (ii) a car allowance of $9,000 in 2005, 2004 and 2003; and (iii) fees for financial services of $5,000 in 2005, 2004 and 2003.

(11)	Represents a restricted stock grant of 57,353 shares of Class B common stock awarded in connection with the Acquisition. The shares currently vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. The Company is in the process of revising the restricted stock agreement such that 18.75% of the shares have vested and the remaining shares will vest over a three year period based upon the Company meeting certain new performance targets starting in 2006. Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Incentive Plan.

(12)	All other compensation amounts include:
(a)	contributions to Sleep Country’s 401(K) Profit Sharing Plan for Mr. Fendrich;

(b)	contributions to our 401(k) plan in 2005, 2004, and 2003, respectively, in the amounts of $18,000, $16,000 and $12,000 for Mr. Eitel; $18,000, $13,000 and $12,000 for Mr. Creekmuir; and $18,000, $16,000 and $12,000 for Ms. Rousch;

(c)	premiums for term life insurance and long-term disability insurance in 2005, 2004 and 2003, respectively, in the amounts of $9,668, $16,708 and $22,268 for Mr. Eitel; $6,855, $10,158 and $10,899 for Mr. Creekmuir; $369, $0 and $0 for Mr. Burch; $289, $0 and $0 for Mr. Fendrich; and $3,262, $2,124 and $2,180 for Ms. Rousch. These premiums were taxable to Messrs. Eitel and Creekmuir. The personal income tax impact of these items were assumed by Simmons for Messrs. Eitel and Creekmuir, which resulted in additional compensation in 2005, 2004 and 2003, respectively, in the amounts of $5,854, $5,854 and $10,266 for Mr. Eitel; and $2,086, $1,604 and $5,025 for Mr. Creekmuir.
OPTION/SAR GRANTS IN LAST FISCAL YEAR
     There were no options granted in fiscal year 2005.
EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS
     Executive Employment Arrangements. Messrs. Eitel and Creekmuir and Ms. Rousch have entered into executive employment agreements with us and Simmons Bedding. The agreements have two-year terms with evergreen renewal provisions and contain usual and customary restrictive covenants, including two-year non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation/no hire of employees or customers and non-disparagement provisions. In the event of a termination without “cause” or departure for “good reason,” the terminated senior executives are entitled to severance equal to two years salary plus an amount equal to their pro-rated bonus for the year of termination. In December 2005, the employment agreements of Messrs. Eitel and Creekmuir and Ms. Rousch were amended to include, among other things, restrictive covenants relating to exchange of proprietary information, return of proprietary information, and non-compete agreements upon the termination of employment. As consideration for the execution of the amendments, each of Messrs Eitel and Creekmuir and Ms. Rousch received $1,000 added to their base salary effective on the date the amendment was executed.
     Messrs. Burch’s and Fendrich’s offers of employment contain usual and customary restrictive covenants, including a two-year non-compete, a duty of non-disclosure, and provision relating to non-solicitation/no hire of employees or customers and non-disparagement. In the event of a termination with “cause” or departure for “good reason,” Messrs. Burch and Fendrich are entitled to severance equal to two years salary.
     Put/Call Arrangements. Under our Securityholders’ Agreement, we have the right to purchase for fair market value a management stockholder’s Class A common stock upon termination of such management stockholder’s employment for any reason; provided that, if such employee is terminated for “cause” or voluntarily quits, we may repurchase such shares at the lower of fair market value and cost. In addition, upon termination of Ms. Rousch or Messrs. Eitel or Creekmuir by us without “cause” or by the employee for “good reason,” such employee may require us to repurchase shares of Class A common stock held by them for fair market value. With respect to other employee holders of Class A common stock, if such employee is terminated without “cause,” then such employee may require us to repurchase shares of Class A common stock held by such employee for the lower of fair market value and cost. Fair market value will be determined by our board of directors. Under restricted stock agreements, upon termination of employment for any reason, we have the right to repurchase such terminated employee’s Class B common stock.
EMPLOYEE BENEFIT PLANS
     The Incentive Plan is used to attract and retain the best available personnel, to provide additional incentive to persons who provide services to us, and to promote the success of our business. The Incentive Plan is administered by our board of directors or, at its election, by one or more committees consisting of one or more members who have been appointed by that board of directors. Our board of directors is authorized to grant options, restricted stock or other awards to our employees, directors, and consultants or any direct or indirect corporate or other subsidiary in which we own at least 50% of the outstanding equity interests. We are authorized to issue 688,235 restricted shares of our Class B common stock pursuant to awards under the Incentive Plan. Awards of restricted stock shall be made pursuant to restricted stock agreements and may be subject to vesting and other restrictions as determined by the our board of directors, or a committee of the board. Among other things, the restricted stock agreements provide, under certain conditions, for potential acceleration in vesting of the stock upon a change in control. On March 10, 2006, we received approval from our board of directors to amend the majority of the restricted stock agreements issued under our Incentive Plan to, among other things, eliminate cliff vesting on the eighth anniversary of the issuance of the restricted stock, vest 18.75% of all restricted shares outstanding as of December 31, 2005, change the vesting targets for 2006 through 2008, and revise restrictive covenants. See “Certain Relationships and Related Party Transactions — Restricted Stock Agreement.”
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
     The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation. The compensation committee evaluates the performance of our chief executive officer (the “CEO”) and the CEO’s direct reports (the executive leadership team or “ELT”) and determines the compensation levels for the same.
     The objective of the compensation committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit us. The primary elements of executive compensation are base salary, annual cash bonus and restricted stock awards. The salary is based on factors such as the individual executive officer’s level of responsibility, and a comparison to similar positions in the company and in comparable companies. The annual or discretionary cash bonuses are currently based on our performance measured against attainment of financial objectives or to attract and retain key executives. Restricted stock awards have vesting schedules tied to the achievement of our certain financial objectives and are intended to align management’s interests with ours and our stockholders in promoting our long-term growth. Further information on each of these compensation elements follows.
SALARIES
     With respect to Mr. Eitel, each member of the board of directors assesses his performance and this information is then summarized for the compensation committee. The compensation committee then adjusts Mr. Eitel’s base salary based on this performance assessment and external market equity. Mr. Eitel’s direct reports are reviewed annually by Mr. Eitel and Mr. Eitel makes a recommendation of a salary adjustment to the compensation committee based on the performance of the individual and our salary guidelines. Competitive compensation data is also a major factor in establishing the salary of Mr. Eitel’s direct reports, but no precise formula is applied in the consideration of this data. The compensation committee’s review and final determination of the salaries for Mr. Eitel’s direct reports takes place annually.
     For the other executive officers, base salaries are adjusted annually by the ELT, following a review by the member of the ELT to whom the executive officer reports. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and competitive salaries, internally and externally, for similar positions. The specific objectives for each executive officer are set by the particular ELT member to whom the executive officer reports, and will vary annually for each executive position based on our objectives. The performance review is based on individual competencies and contributions and therefore our performance does not weigh heavily in the result.
ANNUAL OR DISCRETIONARY CASH BONUSES
     Certain of our employees are eligible, pursuant to their offers of employment, to receive annual cash bonuses based on our performance measured against attainment of financial objectives. Certain of our employees receive discretionary cash bonuses as part of their offers of employment.

RESTRICTED STOCK AWARDS
     We adopted the Incentive Plan to provide incentives to our management and independent directors and our affiliates by granting them restricted stock awards of our Class B common stock. These restricted stock awards granted to our management are intended to provide an incentive to for management to continue their employment over a long term, and to align their interests with ours by providing a stake in the same. The compensation committee recommends grants to the board which determines whether such grants are appropriate. In making such recommendations, the compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. The compensation committee also recommends modifications to the terms of restricted stock agreements to the board. Individual awards take into account the manager’s contributions to us and our affiliates, scope of responsibilities, strategies and operational goals, and salary. In recommending a restricted stock award for Mr. Eitel, the compensation committee weighed all of the above factors, but also recognized his critical role in developing strategies for our long-term benefit. Restricted stock awards are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of our chief executive officer.
OTHER BENEFITS
     Periodically, the compensation committee assesses the other benefits provided to our executive officers and other managers.
     The compensation committee continually reviews our compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.
Compensation Committee:
Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding our beneficial ownership, by each member of the board of directors, each of our named executive officers, and each member of our board of directors and our executive officers as a group. Our outstanding securities consisted of 3,820,456.15 shares of Class A common stock as of March 1, 2006. We have also authorized 688,235 shares of Class B common stock, of which 619,372 shares were outstanding as of March 1, 2006, for issuance pursuant to the restricted stock agreement under the Incentive Plan. See “Certain Relationships and Related Party Transactions — Amended and Restated Certificate of Incorporation of Simmons Company.” The Class A common stock and Class B common stock generally have identical voting rights. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

		Percentage			Percentage
	Class A	of Class A		Class B	of Class B
	Common	Common		Common	Common		Percent
Name and Address	Stock	Stock		Stock	Stock		of Total

Principal Securityholdere:
Thomas H. Lee Partners L.P. and Affiliates (1)	3,270,940.05	85.6%		—	—%		73.7%
Fenway Partners Capital Fund II, L.P. and Affiliates (2)	387,837.03	10.2		—	—		8.7
Directors and Executive Officers:
Charles R. Eitel (3)	50,000.00	1.3		183,529	29.6		5.3
Robert P. Burch (3) (4)	—	—		66,668	10.8		1.5
William S. Creekmuir (3) (4)	32,382.75		*	114,706	18.5		3.3
Stephen G. Fendrich (3) (4) (5)	—	—		12,500	2.0			*
Rhonda C. Rousch (3) (4)	5,233.50		*	57,353	9.3		1.4
Kristen K. McGuffey (3) (4) (5)	4,069.50		*	6,880	1.1			*
Timothy F. Oakhill (3) (4)	3,250.00		*	9,000	1.5			*
Todd M. Abbrecht (l)	3,270,940.05	85.4		—	—		73.7
Robin Burns-McNeill (3)	—	—		2,500		*		*
William P. Carmichael (3)	—	—		2,500		*		*
David A. Jones (3)	2,000.00		*	2,500		*		*
B. Joseph Messner (3)	—	—		2,500		*		*
Scott A. Schoen (1)	3,270,940.05	85.4		—	—		73.7
George R. Taylor (1)	3,270,940.05	85.4		—	—		73.7
All directors and named executive officers as a group (14 persons) (1) (4) (5)	3,755,712.83	88.2%		460,636	74.4%		86.2%

*	less than 1%

(1)	Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC, Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. Thomas H. Lee has sole voting and investment control over THL Investment Manager Corp. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a Managing Director of Thomas H. Lee Advisors, LLC, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust.

Scott A. Schoen is co-President of Thomas H. Lee Advisors, LLC. Todd M. Abbrecht is a Managing Director of Thomas H. Lee Advisors, LLC. George R. Taylor is a Vice President of Thomas H. Lee Advisors, LLC. Each of Messrs. Schoen, Abbrecht and Taylor may be deemed to beneficially own Class A Common Stock held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V. L.P. Each of these individuals disclaims beneficial ownership of such units except to the extent of their pecuniary interest therein.

The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Scott A. Schoen, Todd M. Abbrecht and George R. Taylor is 75 State Street, Boston, MA 02109. Putnam Investments Holdings LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2)	Includes interest owned by Simmons Holdings, LLC; FPIP, LLC and FPIP Trust, LLC. Peter Lamm and Richard Dresdale have voting and/or investment control over the shares held by Fenway Partners Capital Fund II. The address for Fenway Capital Fund II, L.P. is 152 West 57th Street, 59th Floor, New York, New York 10019.

(3)	The address of Charles R. Eitel, Robert P. Burch, William S. Creekmuir, Stephen G. Fendrich, Rhonda C. Rousch, Kristen K. McGuffey, Timothy F. Oakhill, David A. Jones, William P. Carmichael, B. Joseph Messner and Robin Burns-McNeill is c/o Simmons Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4)	Pursuant to a shareholders agreement, Mr. Eitel has the voting power of the employees and executive officers as to the common stock shown.

(5)	Excludes offering of 30,000 Class B common stock to Mr. Fendrich and 2,120 Class B Common Stock to Ms. McGuffey, which has not been issued as of March 1, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     MANAGEMENT AGREEMENT
     Pursuant to the management agreement entered into in connection with the Acquisition, THL Managers V, LLC renders certain advisory and consulting services to Simmons Bedding. In consideration of those services, Simmons Bedding agreed to pay to THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, semi-annually, an aggregate per annum management fee equal to the greater of:
-	$1,500,000; or

-	an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons Bedding for such fiscal year, but before deduction of any such fee. Simmons Bedding paid management fees, inclusive of expenses, of $1.6 million in 2005.
     Simmons Bedding also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.
     AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF SIMMONS COMPANY
     Our Amended and Restated Certificate of Incorporation contains, among other provisions, the following terms:
     Description of our Capital Stock. We have two classes of common stock — Class A common stock and Class B common stock. The Class A common stock is held by THL, Fenway Partners, directors, former directors and those members of management who elected to acquire such shares in connection with the Acquisition. The Class A common stock earns a preferred return of 6% per annum. Each holder of Class A common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class A common stock owned by such holder. We are also authorized to issue Class B common stock, which has identical rights to the Class A common stock, except with respect to distributions (as described below). The Class B common stock is restricted and subject to vesting as described in restricted stock agreements with the holders. Each holder of Class B common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class B common stock issued to such holder.
     The Class A common stock and Class B common stock will be entitled to receive distributions in the following priority:
-	holders of Class A common stock will be entitled to receive an amount equal to a 6% cumulative, compounding quarterly, preferred return on their invested capital;

-	holders of Class A common stock will be entitled to receive a return of their invested capital; and

-	holders of the Class A common stock and Class B common stock will be entitled to share in all remaining distributions on a pro rata basis based on the aggregate outstanding shares of Class A common stock and Class B common stock.
     SECURITYHOLDERS’ AGREEMENT
     Pursuant to the Securityholders’ Agreement, our securities are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the Securityholders’ Agreement, as well as the other provisions described below.
     The Securityholders’ Agreement provides that all parties to the agreement will vote all their shares to elect and continue in office our board of directors, consisting of up to nine directors composed of:

-	five persons designated by THL;

-	one person who will be our Chief Executive Officer; and

-	up to three independent persons designated by the nominating and governance committee.
     The Securityholders’ Agreement also provides:
-	holders of Class A Common Stock with customary “tag-along” rights with respect to transfers of our shares beneficially owned by THL;

-	we and then THL with a “right of first refusal” with respect to transfers of our shares held by the management stockholders and Fenway Partners;

-	holders of Class A Common Stock with customary “preemptive rights”;

-	THL with “drag-along” rights with respect to all shares of Class A common stock and Class B common stock in a sale of us or our subsidiaries; and

-	three of our senior managers holding Class A Common Stock with the right to “put” all or a portion of their shares to us at fair market value if terminated without cause or for good reason.

-	our right to purchase all or a portion of a terminated management stockholder’s shares of us; and

-	employees, other than the three Simmons senior managers, holding Class A Common Stock right to “put” all or a portion of their shares to us at the lower of fair market value and cost if terminated without cause.
     Upon a public offering, our fair market value will be determined by our board of directors. The shares of Class A common stock will be exchanged for shares of Class B common stock with the number of shares of Class B common stock to be based upon the value of the Class A common stock at the time of the offering. To the extent we have cash available and to the extent not restricted by market conditions related to the offering, the holders of Class A common stock will be entitled to receive in cash, unless otherwise determined by our board of directors, an amount up to their original investment plus the 6% accrued yield. Any amounts received in cash by the holders of Class A common stock will reduce the value of the Class A common stock used to compute the number of shares of Class B common stock to be issued in such exchange.
     EQUITY REGISTRATION RIGHTS AGREEMENT
     THL is entitled to request up to four registrations of our Class A common stock under the Securities Act. In connection therewith, each signatory of the registration rights agreement agrees that it will vote, or cause to be voted, all common stock over which such person has power to vote to effect any stock split deemed necessary to facilitate the effectiveness of a requested registration. All holders of vested common stock are entitled to piggyback rights on any registration by us.
     CONSULTING SERVICES
     During 2005, Rousch Consulting Group, Inc. provided consulting services to Simmons Bedding for aggregate payments of approximately $99,000, inclusive of out-of-pocket expenses of approximately $18,000. Rousch Consulting Group, Inc. is wholly owned by Edward L. Rousch, husband of our Executive Vice President — Human Resources and Assistant Secretary, Rhonda C. Rousch.
     EMPLOYMENT OF RELATED PARTIES
     A son and a son-in-law of Mr. Eitel and a son of Mr. Creekmuir were employed by the Simmons Bedding during fiscal year 2005, and each of them received compensation and other benefits that exceeded $60,000. In each case, their compensation and qualifications were commensurate with others who hold equivalent positions with Simmons Bedding.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Aggregate fees which were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2005	2004
Audit Fees	$678,741	$1,283,036
Tax Fees	54,999	210,933
All Other Fees	1,500	1,400

Total	$735,240	$1,495,369

Audit Fees consist of fees for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.
Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees consist of licensing fees paid in connection with the use of accounting and research software.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee has approved the pre-authorization of audit and non-audit services up to $50,000.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:
Report of Independent Accountants
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005 and December 25, 2004, the period from December 20, 2003 through December 27, 2003 and period from December 29, 2002 through December 19, 2003
Consolidated Balance Sheets at December 31, 2005 and December 25, 2004
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005 and December 25, 2004, the period from December 20, 2003 through December 27, 2003, and the period from December 29, 2002 through December 19, 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 25, 2004, the period from December 20, 2003 through December 27, 2003, and the period from December 29, 2002 through December 19, 2003
Notes to the consolidated financial statements
(a)(2) Financial Statement Schedule
               Schedule II — Valuation Accounts
(a)(3) The exhibits to this report are listed in section (b) of Item 14 below.
(b) Exhibits:
The following exhibits are filed with or incorporated by reference into this Form 10-K. For the purposes of this exhibit index, references to “Simmons Bedding” include Simmons Bedding, both prior to and following the transactions that occurred on December 19, 2003. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-76723 (referred to as “1999 S-4”), (ii) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-113861 (referred to as “2004 S-4”), (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for Simmons Bedding (referred to as “9/30/00 10-Q”), (iv) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 for Simmons Bedding (referred to as “3/30/02 10-Q”), (v) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 for Simmons Bedding (referred to as “6/29/02 10-Q”), (vi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 for Simmons Bedding (referred to as “9/28/02 10-Q”), (vii) Annual Report on Form 10-K for the year ended December 28, 2002 for Simmons Bedding (referred to as “2002 10-K”), (viii) Annual Report on Form 10-K for the year ended December 27, 2003 for Simmons Bedding (referred to as “2003 10-K”), (ix) Current Report on Form 8-K filed September 2, 2004 for Simmons Bedding (referred to as “9/02/04 8-K”), (x) Annual Report on form 10-K for the year ended December 25, 2004 for Simmons Bedding (referred to as “2004 10-K”), (xi) registration statement on Form S-4 under the Securities Act of 1933 for Simmons Company, File No. 333-124138 (referred to as “2005 S-4”), (xii) Current Report on Form 8-K filed August 4, 2005 for Simmons Bedding (referred to as “8/4/05 8-K”), (xiii) Current Report on Form 8-K filed August 12, 2005 for Simmons Bedding (referred to as “8/12/05 8-K”), (xiv) Current Report on Form 8-K filed September 21, 2005 for Simmons Bedding (referred to as “9/21/05 8-K”) (xv) Current Report on Form 8-K filed October 20, 2005 for Simmons Bedding (referred to as “10/20/05 8-K”), (xvi) Current report on Form 8-K filed December 13, 2005 for Simmons Bedding (referred to as “12/13/05

8-K”), or (xvii) Current report on Form 8-K filed on December 19, 2005 for Simmons Bedding (referred to as (“12/19/05 8-K”). Exhibits filed herewith have been denoted by a pound sign (#).
EXHIBIT INDEX

Number	Description
*2.1	Agreement and Plan of Merger dated as of December 19, 2003, by and between THL Bedding Company and Simmons Holdings, Inc. (2003 10-K)

*2.2	Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons Company and Simmons Holdings, Inc. (2003 10-K)

*3.1	Amended and Restated Certificate of Incorporation of Simmons Company. (2005 S-4)

*3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of THL Bedding Holding Company. (2005 S-4)

*3.2	Certificate of Ownership and Merger of Simmons Company with and into Simmons Holdings, Inc. (2003 10-K)

*3.3	Amended and Restated By-laws of Simmons Company. (2005 S-4)

*4.1
Indenture (including form of note) dated as of December 19, 2003, among Simmons Bedding Company (f/k/a THL Bedding Company), the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee. (2003 10-K)

*4.2	Indenture (including form of note) dated as of December 15, 2004 between Simmons Company and Wells Fargo Bank, National Association, as trustee. (2005 S-4)

*4.3	Exchange and Registration Rights Agreement dated December 15, 2004 among Simmons Company and the Initial Purchasers. (2005 S-4)

*10.3	Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and Simmons Bedding, as Tenant, dated as of April 20, 2000, as amended. (9/30/00 10-Q)

*10.4
Lease between Beaver Ruin Business Center-Phase V between St. Paul Properties, Inc., as Landlord, and Simmons Bedding, as Tenant, dated as of October 19, 1994, as amended by Addendum to Lease, dated as of September 1, 1995. (1999 S-4)

*10.5
Loan Agreement, dated as of November 1, 1982, between the City of Janesville, Wisconsin and Simmons Bedding, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial Development Revenue Bond, Series A. (1999 S-4)

*10.6
Loan Agreement between the City of Shawnee and Simmons Bedding relating to the Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust Company of Missouri, N.A., as Trustee, dated as of December 1, 1996 relating to $5,000,000 Private Activity Revenue Bonds, Series 1996. (1999 S-4)

*10.7	Loan Agreement dated as of December 12, 1997 between Simmons Caribbean Bedding, Inc. and Banco Santander Puerto Rico. (1999 S-4)

*10.8	Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002. (3/30/02 10-Q)

*10.8.1	First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001. (3/30/02 10-Q)

*10.9	Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and

Number	Description
restated May 1, 1997. (3/30/02 10-Q)

*10.9.1	First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.10	Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons Holdings, Inc., THL Bedding Company and the sellers named therein. (2003 10-K)

*10.11
ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons Holdings, Inc., State Street Bank and Trust Company, solely in its capacity as trustee, of the Simmons Company Employee Stock Ownership Trust, and THL Bedding Company. (2003 10-K)

*10.12
Amendment to Employee Stock Ownership Plan Trust Agreement dated as of December 16, 2003, between Simmons Company and State Street Bank and Trust Company, as trustee under the Trust Agreement. (2003 10-K)

*10.13	Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC. (2003 10-K)

*10.14	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Charles R. Eitel. (2003 10-K)

*10.16	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and William S. Creekmuir. (2003 10-K)

*10.17	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Rhonda C. Rousch. (2003 10-K)

*10.18	Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Holding Company and the Persons named therein. (2003 10-K)

*10.19	THL Bedding Holding Company Equity Incentive Plan. (2003 10-K)

*10.20	THL Bedding Holding Company Deferred Compensation Plan. (2003 10-K)

*10.21	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Charles R. Eitel. (2003 10-K)

*10.21.1	Supplement to Employee Agreement dated December 7, 2005 between Charles R. Eitel and Simmons Company and Simmons Bedding Company (12/13/05 8-K)

*10.23	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and William S. Creekmuir. (2003 10-K)

*10.23.1	Supplement to Employee Agreement dated December 9, 2005 between William S. Creekmuir and Simmons Company and Simmons Bedding Company (12/13/05 8-K)

*10.24	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Rhonda C. Rousch. (2003 10-K)

*10.24.1	Supplement to Employee Agreement dated December 7, 2005 between Rhonda C. Rousch Simmons Company and Simmons Bedding Company (12/13/05 8-K)

*10.25	Management Subscription and Stock Purchase Agreement dated as of December 19, 2003, by and among THL Bedding Holding Company and the Persons named therein. (2003 10-K)

*10.26
Amended and Restated Credit and Guaranty Agreement, dated as of August 27, 2004, among Simmons Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, UBS

Number	Description

Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Documentation Agent, CIT Lending Services Corporation, as Co-Documentation Agent, and Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent (9/02/04 8-K)

*10.26.1	First Amendment dated December 16, 2005 to the Amended and Restated Credit and Guaranty Agreement dated as of August 27, 2004. (12/19/05 8-K)

*10.27
Senior Unsecured Term Loan and Guaranty Agreement, dated December 19, 2003, among THL Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent. (2003 10-K)

*10.28
Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc., Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement. (2003 10-K)

*10.29	Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.30	2002 Stock Option Plan (2002 10-K)

*10.31	Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001 (3/30/02 10-Q).

*10.31.1	First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001 (3/30/02 10-Q)

*10.32	Offer of Employment dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.32.1	Non-Compete Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.32.2	Relocation Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/12/05 8-K)

*10.33	Offer of Employment dated as of August 3, 2005, among Simmons Bedding and Stephen G. Fendrich. (8/12/05 8-K)

*10.33.1	Non-Compete Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen G. Fendrich. (8/12/05 8-K)

*10.33.2	Relocation Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen G. Fendrich. (8/12/05 8-K)

*10.34	General Release and Separation Agreement dated as of August 9, 2005, among Simmons Bedding, Simmons Company and Robert W. Hellyer. (8/12/05 8-K)

*10.35	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Robert P. Burch. (9/21/05 8-K)

*10.36	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Timothy F. Oakhill. (9/21/05 8-K)

Number	Description
#12.1	Computation of ratio of earnings to fixed charges

*21.1	Subsidiaries of Simmons Company. (2005 S-4)

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIMMONS COMPANY
SCHEDULE II — VALUATION ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions	Period
Fiscal year ended December 31, 2005
Doubtful accounts	$2,488	$583	$1,410	$1,661
Discounts and returns, net	2,644	—	273	2,371

	$5,132	$583	$1,683	$4,032

Fiscal year ended December 25, 2004
Doubtful accounts	$2,920	$2,479	$2,911	$2,488
Discounts and returns, net	2,040	604	—	2,644

	$4,960	$3,083	$2,911	$5,132

Fiscal year ended December 27, 2003(1)
Doubtful accounts	$3,134	$3,840	$4,054	$2,920
Discounts and returns, net	2,152	—	112	2,040

	$5,286	$3,840	$4,166	$4,960

(1)	The additions/deductions for fiscal year ended December 27, 2003 represent the mathematical addition of the historical amounts for the Predecessor ’03 period and the Successor ’03 period.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY

(Registrant)

March 14, 2006	By:	/s/ William S. Creekmuir William S. Creekmuir, Executive Vice President,
Chief Financial Officer, Assistant Treasurer and
Assistant Secretary (Principal Financial Officer)
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Creekmuir, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles R. Eitel	March 14, 2006
Charles R. Eitel, Chairman of the Board of Directors;
Director; and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd M. Abbrecht	March 14, 2006
Todd M. Abbrecht, Director

/s/ Robin Burns-McNeill	March 14, 2006
Robin Burns-McNeill, Director

/s/ William P. Carmichael	March 14, 2006
William P. Carmichael, Director

/s/ David A. Jones	March 14, 2006
David A. Jones, Director

/s/ B. Joseph Messner	March 14, 2006
B. Joseph Messner, Director

/s/ Scott A. Schoen	March 14, 2006
Scott A. Schoen, Director

/s/ George R. Taylor	March 14, 2006
George R. Taylor, Director

/s/ Mark F. Chambless	March 14, 2006
Mark F. Chambless, Vice President — Corporate
Controller and Assistant Secretary (Principal Accounting
Officer)