Form 10-Q
period 2006-04-01
SIMMONS CO
filed 2006-05-08
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-124138
SIMMONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-0646221

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia	30328-6188

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (770) 512-7700
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes: ☐                      No: ☑
     The number of shares of the registrant’s common stock outstanding as of May 1, 2006: 4,464,189.36
DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(In thousands)

	Quarter Ended
	April 1,	March 26,
	2006	2005
Net sales	$235,867	$205,582
Cost of products sold	136,439	114,166

Gross profit	99,428	91,416

Operating expenses:
Selling, general and administrative expenses	70,906	79,161
Amortization of intangibles	1,417	1,441
Licensing fees	(2,288)	(2,051)

	70,035	78,551

Operating income	29,393	12,865
Interest expense, net	19,176	16,414

Income (loss) before income taxes	10,217	(3,549)
Income tax expense (benefit)	3,784	(1,357)

Net income (loss)	6,433	(2,192)

Other comprehensive income (loss):
Foreign currency translation adjustment	44	3

Comprehensive income (loss)	$6,477	$(2,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	April 1,	December 31,
	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,388	$24,622
Accounts receivable, less allowances for doubtful receivables, discounts, and returns of $4,474 and $4,032	79,175	76,032
Inventories	29,031	33,050
Deferred income taxes	2,917	2,865
Other current assets	19,602	15,085

Total current assets	152,113	151,654

Property, plant and equipment, net	59,066	58,360
Goodwill	488,208	488,230
Intangible assets, net	535,872	537,290
Other assets	42,964	45,243

	$1,278,223	$1,280,777

*	Derived from the Company’s 2005 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	April 1,	December 31,
	2006	2005*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$413	$1,602
Accounts payable	47,766	45,031
Accrued liabilities	65,075	65,139

Total current liabilities	113,254	111,772

Non-current liabilities:
Long-term debt	891,953	906,148
Deferred income taxes	147,770	144,418
Other	14,729	14,092

Total liabilities	1,167,706	1,176,430

Commitments and contingencies

Common stockholders’ equity:
Class A common stock, $.01 par value:
Authorized - 4,000,000 shares
Issued and outstanding - 3,878,307 shares	39	39
Class B common stock, $.01 par value:
Authorized, issued and outstanding - 688,235 shares	7	7
Additional paid-in capital	101,885	102,337
Retained earnings	11,081	4,648
Accumulated other comprehensive income	178	134
Deferred compensation	—	(361)
Treasury stock, at cost, 60,118 and 46,860 shares of class A common stock and 44,245 and 48,411 shares of class B common stock	(2,673)	(2,457)

Total common stockholders’ equity	110,517	104,347

	$1,278,223	$1,280,777

*	Derived from the Company’s 2005 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Quarter Ended
	April 1,	March 26,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,433	$(2,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,281	6,462
Provision for bad debts, net	442	936
Provision for deferred income taxes	3,322	(1,509)
Non-cash interest expense	5,569	4,777
Non-cash stock compensation expense	2	—
Net changes in operating assets and liabilities:
Accounts receivable	(3,585)	7,069
Inventories	4,019	(182)
Other current assets	(4,517)	4,320
Accounts payable	2,735	(3,126)
Accrued liabilities	(64)	(12,352)
Other, net	(1,325)	(5,407)

Net cash provided by (used in) operating activities	20,312	(1,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,309)	(1,378)
Other, net	15	1

Net cash used in investing activities	(3,294)	(1,377)

Cash flows from financing activities:
Payments of senior credit facility, net	(19,933)	(3,655)
Payments of other debt	(54)	(88)
Proceeds from issuance of common stock	2	—
Purchase of common stock	(311)	(67)

Net cash used in financing activities	(20,296)	(3,810)

Net effect of exchange rate changes	44	3

Change in cash and cash equivalents	(3,234)	(6,388)
Cash and cash equivalents, beginning of period	24,622	24,206

Cash and cash equivalents, end of period	$21,388	$17,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

							Accumulated		Common
	Class A		Class B		Additional		Other		Stock	Total
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Deferred	Held In	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Compensation	Treasury	Equity
December 31, 2005 (audited)	3,831,447	$39	639,824	$7	$102,337	$4,648	$134	$(361)	$(2,457)	$104,347

Net income	—	—	—	—	—	6,433	—	—	—	6,433
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	—	—	44	—	—	44

Comprehensive income						6,433	44	—	—	6,477
Issuance of Class B common stock held in treasury	—	—	72,840	—	(93)	—	—	—	95	2
Non-cash stock compensation expense	—	—	—	—	2	—	—	—	—	2
Adoption of FASB Statement of Financial Standards No. 123R	—	—	—	—	(361)	—	—	361	—	—
Purchase of treasury stock, at cost	(13,258)	—	(68,674)	—	—	—	—	—	(311)	(311)

April 1, 2006 (unaudited)	3,818,189	$39	643,990	$7	$101,885	$11,081	$178	$—	$(2,673)	$110,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
A. Basis of Presentation
          Simmons Company is a holding company with no operating assets. Through its wholly-owned subsidiary THL–SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company. All of Simmons Company’s business operations are conducted by Simmons Bedding and its direct and indirect subsidiaries (collectively “Simmons Bedding”). Simmons Company and its subsidiaries (collectively the “Company” or “Simmons Company”) is one of the largest bedding manufacturers in the United States.
          These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 1, 2006, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the quarter ended April 1, 2006 are not necessarily indicative of future results that may be expected for the fiscal year ending December 30, 2006 or for any future period.
          The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.
B. Inventories
          A summary of inventories follows (in thousands):

	April 1,	December 31,
	2006	2005
Raw materials	$14,626	$18,541
Work-in-progress	898	1,261
Finished goods	9,000	8,777
Inventory held at retail stores	4,507	4,471

	$29,031	$33,050

C. Goodwill
          The changes in the carrying amount of goodwill for the quarter ended April 1, 2006 are as follows (in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 31, 2005	$481,279	$6,951	$488,230
Tax benefit allocated to reduce goodwill	(22)	—	(22)

Balance as of April 1, 2006	$481,257	$6,951	$488,208

D. Warranties
          The conventional bedding products that the Company currently manufactures generally include a ten year non-prorated warranty. The Company’s warranty accrual is an estimate of future warranty returns recorded at the current average cost to settle warranty claims. The accrual is calculated as follows:
1)	The Company records the amount of warranties issued during the period based upon its units sold, the cumulative average return rate for the previous ten years, and the estimated average cost to settle a warranty claim.

2)	The Company adjusts the accruals related to pre-existing warranties for the estimated average cost to settle a warranty claim and changes in its estimate of the number of future warranty returns resulting from changes in its cumulative average return rate for the previous ten years.

3)	The Company reduces the accrual for warranty settlements during the period based upon the number of warranty returns recorded at the estimated cost to settle warranty claims. The estimated cost to settle a warranty claims is based upon the average manufacturing cost per unit, including freight, less anticipated cost recovery resulting from the selling of returned product to “as-is” dealers and through the Company’s owned retail outlet stores to consumers.

          The following table presents a reconciliation of the Company’s warranty accrual for the quarters ended April 1, 2006 and March 26, 2005 (in thousands):

	April 1,	March 26,
	2006	2005
Balance at beginning of period	$3,009	$2,715
Additional warranties issued	624	512
Warranty settlements	(263)	(757)
Revision of estimate	(100)	388

Balance at end of period	$3,270	$2,858

E. Long-Term Debt
          A summary of long-term debt follows (in thousands):

	April 1,	December 31,
	2006	2005
Senior credit facility:
Revolving loan	$—	$—
Tranche C term loan	350,000	369,933

Total senior credit facility	350,000	369,933
Senior unsecured term loan	140,000	140,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of $81,569 and $86,172	187,431	182,828
Other, including capital lease obligation	14,935	14,989

	892,366	907,750
Less current portion	(413)	(1,602)

	$891,953	$906,148

          As of April 1, 2006, Simmons Bedding had availability to borrow $65.1 million under the revolving loan after giving effect to $9.9 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet Simmons Bedding’s current working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.
          Depending on Simmons Bedding’s leverage ratio, Simmons Bedding may be required to prepay the tranche C term loan with up to 50% of Simmons Bedding’s excess cash flow (as defined in the senior credit facility) from each fiscal year. As a result of Simmons Bedding’s fiscal year 2005 excess cash flow, Simmons Bedding made a $1.2 million mandatory prepayment on the tranche C term loan in March 2006. Simmons Bedding voluntarily prepaid an additional $18.7 million of its tranche C term loan during the first quarter of 2006. As a result of these prepayments, the next scheduled quarterly principal payment on the term loan will be in June 2009.
          The senior credit facility and the senior unsecured term loan bear interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving Loan	2.50%	1.50%
Tranche C Term Loan	2.50%	1.50%
Senior Unsecured Term Loan	3.75%	2.75%
          The weighted average interest rates per annum in effect as of April 1, 2006 for the tranche C term loan and senior unsecured term loan were 7.35% and 8.50%, respectively.
          Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding has set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of this debt instrument resulted in the Company fixing the interest rate on approximately 52% of its floating rate debt as of April 1, 2006.
          Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by the Company and THL-SC Bedding (the “Parent Guarantors”) and all of the Company’s active domestic subsidiaries (the “Subsidiary Guarantors”). All the subsidiary guarantors are 100% owned by Simmons Bedding. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended April 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$(29,252)	$263,294	$1,825	$—	$235,867
Cost of products sold	—	815	134,297	1,327	—	136,439

Gross profit	—	(30,067)	128,997	498	—	99,428

Operating expenses:
Selling, general and administrative expenses	24	42,624	27,845	413	—	70,906
Amortization of intangibles	—	807	610	—	—	1,417
Intercompany fees	—	(78,176)	78,015	161	—	—
Licensing fees	—	(278)	(1,833)	(177)	—	(2,288)

	24	(35,023)	104,637	397	—	70,035

Operating income (loss)	(24)	4,956	24,360	101	—	29,393
Interest expense, net	4,658	14,279	212	27		19,176
Income from subsidiaries	9,372	15,805	—	—	(25,177)	—

Income before income taxes	4,690	6,482	24,148	74	(25,177)	10,217
Income tax expense (benefit)	(1,743)	(2,890)	8,368	49	—	3,784

Net income	$6,433	$9,372	$15,780	$25	$(25,177)	$6,433

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 26, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$(16,033)	$219,394	$2,221	$—	$205,582
Cost of products sold	—	288	112,146	1,732	—	114,166

Gross profit	—	(16,321)	107,248	489	—	91,416

Operating expenses:
Selling, general and administrative expenses	91	51,480	27,105	485	—	79,161
Amortization of intangibles	—	807	634	—	—	1,441
Intercompany fees	—	(71,734)	71,531	203	—	—
Licensing fees	—	(265)	(1,607)	(179)	—	(2,051)

	91	(19,712)	97,663	509	—	78,551

Operating income (loss)	(91)	3,391	9,585	(20)	—	12,865
Interest expense, net	4,225	11,966	200	23		16,414
Income from subsidiaries	483	9,538			(10,021)	—

Income (loss) before income taxes	(3,833)	963	9,385	(43)	(10,021)	(3,549)
Income tax expense (benefit)	(1,641)	480	(227)	31	—	(1,357)

Net income (loss)	$(2,192)	$483	$9,612	$(74)	$(10,021)	$(2,192)

Supplemental Consolidating Condensed Balance Sheets
As of April 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,753	$967	$2,668	$—	$21,388
Accounts receivable	—	—	77,815	1,360	—	79,175
Inventories	—	—	28,268	763	—	29,031
Other	—	11,769	10,393	357	—	22,519

Total current assets	—	29,522	117,443	5,148	—	152,113

Property, plant and equipment, net	—	11,452	42,628	4,986	—	59,066
Goodwill and other intangibles, net	—	66,896	957,119	65	—	1,024,080
Other assets	3,173	37,301	2,020	470	—	42,964
Net investment in and advances to (from) affiliates	280,612	884,545	186,131	(2,120)	(1,349,168)	—

	$283,785	$1,029,716	$1,305,341	$8,549	$(1,349,168)	$1,278,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$200	$213	$—	$413
Accounts payable and accrued liabilities	146	46,438	65,474	783	—	112,841

Total current liabilities	146	46,438	65,674	996	—	113,254

Long-term debt	187,431	690,000	13,100	1,422	—	891,953
Deferred income taxes	(14,309)	(9,398)	171,287	190	—	147,770
Other non-current liabilities	—	9,744	4,813	206	(34)	14,729

Total liabilities	173,268	736,784	254,874	2,814	(34)	1,167,706

Stockholders’ equity	110,517	292,932	1,050,467	5,735	(1,349,134)	110,517

	$283,785	$1,029,716	$1,305,341	$8,549	$(1,349,168)	$1,278,223

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended April 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(31)	$(32,268)	$52,767	$(156)	$—	$20,312

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(2,366)	(943)	—	—	(3,309)
Other, net	—	—	15	—	—	15

Net cash used in investing activities	—	(2,366)	(928)	—	—	(3,294)

Cash flows from financing activities:
Proceeds from issuance of common stock	2	—	—	—		2
Repayment of long-term obligations	—	(19,933)	—	(54)	—	(19,987)
Purchase of treasury stock	(311)	—	—		—	(311)
Receipt from (distribution to) affiliates	340	52,497	(52,300)	(537)	—	—

Net cash provided by (used in) financing activities	31	32,564	(52,300)	(591)	—	(20,296)

Net effect of exchange rate changes	—	—	—	44	—	44

Change in cash and cash equivalents	—	(2,070)	(461)	(703)	—	(3,234)
Cash and cash equivalents:
Beginning of period	—	19,823	1,429	3,370	—	24,622

End of period	$—	$17,753	$968	$2,667	$—	$21,388

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 26, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(161)	$2,549	$(2,829)	$(763)	$—	$(1,204)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(585)	(782)	(11)	—	(1,378)
Other, net	—	1	—	—	—	1

Net cash provided by (used in) investing activities	—	(584)	(782)	(11)	—	(1,377)

Cash flows from financing activities:
Payments of senior credit facility, net	—	(3,655)	—	—	—	(3,655)
Receipts from (distributions to) affiliates	(124)	(1,280)	184	1,220	—	—
Purchase of common stock	(67)	—	—	—	—	(67)
Payments of other debt	—	—	(33)	(55)	—	(88)

Net cash provided by (used in) financing activities	(191)	(4,935)	151	1,165	—	(3,810)

Net effect of exchange rate change	—	—	—	3	—	3

Change in cash and cash equivalents	(352)	(2,970)	(3,460)	394	—	(6,388)
Cash and cash equivalents:
Beginning of period	352	15,923	7,333	598	—	24,206

End of period	$—	$12,953	$3,873	$992	$—	$17,818

F. Share-Based Compensation
          Under the Simmons Company Equity Incentive Plan (“Incentive Plan”), the Company is authorized to issue 688,235 shares of Class B common stock as restricted stock awards to the management and independent directors of the Company. The restricted stock awards are performance based awards, where the restrictions lapse based upon the achievement of specific measurable performance criteria. As of April 1, 2006, most of the awards vest ratably over a four year period based upon the Company meeting certain annual Adjusted EBITDA targets or on the eighth anniversary after issuance. Future vesting is subject to the holders continued full-time employment with the Company or continuance as a director of the Company. Unvested shares will accelerate upon a change of control of the Company if the Company has met certain performance criteria. Holders of the restricted stock have the right to receive dividends and vote shares, but may not sell, assign, transfer or pledge or otherwise encumber the stock.
          The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006 (the first day of the 2006 first quarter). Prior to the adoption of SFAS 123R, the Company accounted for its awards of restricted stock made to its employees, directors and consultants pursuant to the Incentive Plan in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation cost was measured upon issuance of the restricted stock award as the excess of the fair value of the award over the purchase price. Fair value was determined by the Company’s board of directors based upon a quarterly valuation of the Company’s enterprise value as measured by a third party valuation specialist. The Company’s enterprise value fluctuates based upon its operating performance, changes in market multiples for comparable publicly traded companies, and changes in multiples paid for companies with similar operations as the Company. The entire amount of the compensation cost was recorded as deferred compensation and amortized as a charge to selling, general and administrative expense over the period that the restrictions were expected to lapse.
          The Company used the modified prospective application method of transition under SFAS 123R. Under the modified prospective application method, the Company will apply SFAS 123R for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. Upon adoption of SFAS 123R, the Company made a one-time cumulative adjustment to record an estimate of the future forfeitures on all outstanding restricted stock awards. Additionally, the Company netted its deferred compensation related to awards issued prior to the adoption of SFAS 123R against additional paid in capital. Under SFAS 123R, compensation cost is measured at the grant date as the excess of the fair value of the award over the purchase price. Fair value is determined by the Company’s board of directors based upon a quarterly valuation of the Company’s enterprise value as measured by a third party valuation specialist.

          The following table presents a rollforward of the number of unvested shares for the quarter ended April 1, 2006 and weighted-average grant-date fair value of the restricted stock awards:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
Nonvested shares as of December 31, 2005	536,652	$0.84
Granted	72,840	$2.43
Vested	(7,905)	$2.43
Forfeited	(63,213)	$0.58

Nonvested shares as of April 1, 2006	538,374	$1.06

          Non-cash stock compensation expense was less than $0.1 million for each of the quarters ended April 1, 2006 and March 26, 2005. As of April 1, 2006, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Incentive Plan which is expected to be recognized over a weighted average period of 5.8 years.
G. Segment Information
          Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.
          The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture, sale and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company and its licensees; (iv) the sale of product returns, off-quality product and excess inventory to “as-is” dealers and through the Company’s owned retail outlet stores to consumers; and (v) corporate costs related to the Company.
          The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products.
          The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees and unusual or non-recurring items as defined by the Company’s senior credit facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
          The following tables summarize segment information:
Quarter Ended April 1, 2006
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$212,232	$23,635	$—	$235,867
Intersegment net sales	4,715	—	(4,715)	—
Adjusted EBITDA	36,109	2,615	(21)	38,703
Depreciation and amortization expense	6,964	317	—	7,281
Expenditures for long-lived assets	2,615	694	—	3,309
Segment assets	1,257,721	22,104	(1,602)	1,278,223

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$5,079	$1,375	$(21)	$6,433
Depreciation and amortization	6,964	317	—	7,281
Income taxes	2,983	801	—	3,784
Interest expense, net	19,172	4	—	19,176
Interest income	84	—	—	84

EBITDA	34,282	2,497	(21)	36,758
Reorganization expense	641	—		641
Management fees	302	118	—	420
Management severance	826	—	—	826
Other, net	58	—	—	58

Adjusted EBITDA	$36,109	$2,615	$(21)	$38,703

Quarter Ended March 26, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$186,451	$19,131	$—	$205,582
Intersegment net sales	3,149	—	(3,149)	—
Adjusted EBITDA	17,693	2,117	78	19,888
Depreciation and amortization expense	6,136	326	—	6,462
Expenditures for long-lived assets	1,124	254	—	1,378
Segment assets	1,262,652	25,175	(1,596)	1,286,231

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$(3,364)	$1,094	$78	$(2,192)
Depreciation and amortization	6,136	326	—	6,462
Income taxes	(1,955)	598	—	(1,357)
Interest expense, net	16,411	3	—	16,414
Interest income	36	—	—	36

EBITDA	17,264	2,021	78	19,363
Management fees	324	96	—	420
Management severance	105	—	—	105

Adjusted EBITDA	$17,693	$2,117	$78	$19,888

H. Contingencies
          From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.
I. Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued by the Company beginning in fiscal year 2007. The Company does not expect this statement to have a significant impact on its consolidated financial statements or results of operations.

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 provides guidance on the accounting for servicing assets or liabilities when an entity undertakes an obligation to service a financial asset by entering into a service contract. SFAS 156 is effective for the Company at the beginning of fiscal year 2007. The Company does not expect this statement to have a significant impact on its consolidated financial statements or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 31, 2005, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2005 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.
Results of Operations
          The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarter Ended
	April 1,	March 25,
	2006	2005
Net sales	100.0%	100.0%
Cost of products sold	57.8%	55.5%

Gross profit	42.2%	44.5%

Operating expenses:
Selling, general and administrative expenses	30.1%	38.5%
Amortization of intangibles	0.6%	0.7%
Licensing fees	-1.0%	-1.0%

	29.7%	38.2%

Operating income	12.5%	6.3%
Interest expense, net	8.1%	8.0%

Income (loss) before income taxes	4.4%	-1.7%
Income tax expense (benefit)	1.6%	-0.6%

Net income (loss)	2.8%	-1.1%

Quarter Ended April 1, 2006 as Compared to Quarter Ended March 26, 2005
          Net sales. The following table presents our net sales and the dollar amount and percentage change by segment for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.

			$ increase	% increase
	2006	2005	(decrease)	(decrease)
		(in millions)
Wholesale bedding segment	$217.0	$189.6	$27.4	14.4%
Retail bedding segment	23.6	19.1	4.5	23.5%
Eliminations	(4.7)	(3.1)	(1.6)	49.3%

Consolidated net sales	$235.9	$205.6	$30.3	14.7%

          For the quarter ended April 1, 2006, wholesale bedding segment net sales increased 14.4% compared to the same period a year ago primarily as a result of (i) a 14.6% increase in our conventional bedding unit volume resulting in an estimated increase in wholesale bedding net sales of $29.1 million and (ii) a 3.1% increase in our conventional bedding average unit selling price (“AUSP”) resulting in an estimated increase of wholesale bedding net sales of $6.2 million. Our conventional bedding unit volume increase resulted principally from the remerchandising of our product lines with our dealers primarily in the second and third quarters of 2005 to include better product offerings at key retail price points. Our first quarter 2006 unit volume also benefited from successful retail promotions with significant dealers during the quarter. Our improvement in AUSP in the first quarter was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.
          For the quarters ended April 1, 2006 and March 26, 2005, our wholesale bedding segment net sales reflect a reduction of $26.9 million and $16.9 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005 principally due to our dealers providing less proof of advertising for the co-op subsidies they receive from us, which resulted in more co-op advertising expenditures being recorded as a sales reduction versus a selling expense. As a percentage of our sales, our overall co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for the quarter ended April 1, 2006, were 1.2 percentage points higher than the overall co-op advertising expenditures for the quarter ended March 26, 2005. Co-op advertising expenditures increased as a result of our sales mix shifting to dealers and products that receive higher subsidies.
          Retail bedding segment net sales increased $4.5 million, or 23.5%, for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005 as a result of increased same store sales and the net addition of six new retail stores. On a comparable store basis, sales for our retail stores increased 9.5% for the quarter ended April 1, 2006 versus the quarter ended March 26, 2005. Retail segment same store sales have benefited from increased advertising and an improved retail sales environment in Washington and Oregon.

          Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.

					Margin %
	Gross Profit		Gross Margin		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$86.9	$81.0	40.0%	42.7%	-2.7%
Retail bedding segment	12.5	10.3	53.0%	53.7%	-0.7%
Eliminations	—	0.1	0.0%	-4.7%	4.7%

Consolidated	$99.4	$91.4	42.2%	44.5%	-2.3%

          Our wholesale bedding segment gross margin for the quarter ended April 1, 2006, declined by 2.7 percentage points compared to the quarter ended March 26, 2005, principally due to (i) a 9.2% increase in our conventional bedding material cost per unit due to inflation in raw material costs and (ii) an $8.1 million increase in our co-op advertising expenditures classified as a reduction of sales (see above “Net Sales” discussion), which reduced our gross margin. Partially offsetting these decreases, our conventional bedding labor and overhead cost per unit decreased 8.5% for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005 as a result of favorable labor and overhead efficiencies driven by increased unit volume.
          Our retail bedding segment gross margin decreased 0.7 percentage points principally due to (i) less vendor incentives received during the first quarter of 2006 compared to the first quarter of 2005 and (ii) a shift in sales mix to lower margin products.
          Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.

					Margin %
	SG&A		As a % of Net Sales		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$60.7	$70.7	28.0%	37.3%	-9.3%
Retail bedding segment	10.2	8.5	43.2%	44.4%	-1.2%

Consolidated	$70.9	$79.2	30.1%	38.5%	-8.4%

          As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the quarter ended April 1, 2006 declined 9.3 percentage points compared to the quarter ended March 26, 2005. SG&A decreased principally due to our cost savings initiatives implemented in the second half of 2005 including:
•	Our selling expenses decreased $2.5 million, or 2.1 percentage points, primarily as a result of our sales force reorganization; and

•	Our distribution expense decreased 0.6 percentage points due primarily to less shipments having been made outside of our planned production network and improved trailer utilization.
          Our wholesale bedding segment SG&A for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005 also benefited from the timing or classification of the following expenses:
•	Our national advertising expenses decreased $3.2 million, or 1.9 percentage points, principally due to our 2005 HealthSmartTM national advertising campaign being weighted towards the first quarter of 2005, whereas our 2006 “Bowling Ball” campaign spending is weighted towards the second quarter of 2006;

•	Our co-op advertising expenses decreased 1.6 percentage points due to the classification of more expenditures as a reduction of net sales as discussed above under “Net Sales”;

•	Our selling support expenses decreased $2.0 million, or 1.4 percentage points, due to the rollout of new product lines in the first quarter of 2005, whereas no new product lines were rolled out in the first quarter of 2006; and

•	Our corporate function expenses decreased $2.2 million, or 1.2 percentage points, due to our bi-annual national leadership meeting having occurred in the first quarter of 2005.
          Our retail segment SG&A decreased primarily due to the growth in same store sales, which resulted in better leveraging of our fixed costs such as salaries, advertising and rent.
          Amortization of Intangibles. For each of the quarters ended April 1, 2006 and March 26, 2005, amortization of intangibles was $1.4 million.
          Licensing Fees. For the quarter ended April 1, 2006, licensing fees increased $0.2 million to $2.3 million from $2.1 million for the quarter ended March 26, 2005.
          Interest Expense, Net. For the quarter ended April 1, 2006, interest expense increased $2.8 million to $19.2 million from $16.4 million for the quarter ended March 26, 2005. Interest expense increased $1.9 million due primarily to higher LIBOR base rates on our senior credit facility and senior unsecured term loan, partially offset by lower average outstanding borrowings for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005. Our non-cash interest expense, including accretion of the original issuance discount on our 10% senior discount notes, increased to $5.6 million for the quarter ended April 1, 2006 from $4.8 million for the quarter ended March 26, 2005. The increase in non-cash interest expense was due to (i) increased amortization of the original issuance discount on our 10% senior discount notes and (ii) the acceleration in amortization of deferred financing fees resulting from the $19.9 million prepayment of tranche C term loan during the first quarter of 2006.
          Income Taxes. The combined federal, state, and foreign effective income tax rate for the quarter ended April 1, 2006 and the quarter ended March 26, 2005 of 37.0% and 38.2%,

respectively, differ from the federal statutory rate of 35.0% primarily due to state income tax expense.
Liquidity and Capital Resources
          Simmons Company is a holding company and, as a result, its primary sources of funds are cash generated from the operating activities of its indirect operating subsidiary, Simmons Bedding, and from borrowings by Simmons Bedding. Restrictive covenants in Simmons Bedding’s debt agreements restrict its ability to pay cash dividends and make other distributions to Simmons Company.
          Simmons Bedding’s principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under its senior credit facility. Simmons Bedding’s primary use of funds consists of payments of funding for working capital increases, principal and interest for Simmons Bedding’s debt, capital expenditures, customer supply agreements and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under Simmons Bedding’s senior credit facility to be sufficient to meet Simmons Bedding’s short-term and long-term liquidity needs.
          Future principal debt payments are expected to be paid out of cash flow from operations, borrowings on Simmons Bedding’s revolving credit facility and future refinancing of our debt. Historically, we have paid minimal federal income taxes as a result of net operating loss carryforwards. For 2006, we have net operating loss carryforwards available for federal income tax purposes of $123.1 million and state net operating loss carryforwards of $95.8 million. Our federal and state net operating loss carryforwards expire on various dates through 2024 and 2025, respectively. As a result of our net operating losses, we expect to pay minimal federal and state income taxes in 2006.
          The following table summarizes our changes in cash (in millions):

	Quarter Ended
	April 1,	March 26,
	2006	2005
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$20.4	$(1.2)
Investing activities	(3.3)	(1.4)
Financing activities	(20.3)	(3.8)

Change in cash and cash equivalents	(3.2)	(6.4)
Cash and cash equivalents:
Beginning of period	24.6	24.2

End of period	$21.4	$17.8

Quarter Ended April 1, 2006 as Compared to Quarter Ended March 26, 2005
          Cash flows (used in) provided by Operating Activities. Our cash flows from operations increased primarily due to our higher net sales and operating income for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005. Additionally, our working capital as of April 1, 2006 was $2.8 million lower than our working capital as of March 26, 2005.
          Cash flows used in Investing Activities. Our cash flows used in investing activities increased due to higher capital expenditures for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.
          Cash flows used in Financing Activities. Our cash flows used in financing activities increased as a result of increased payments on our senior credit facility for the quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.
Debt
          The terms of Simmons Bedding’s senior credit facility required a mandatory prepayment of $1.2 million on its tranche C term loan, based upon its Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 31, 2005. Simmons Bedding made this mandatory prepayment and also voluntarily prepaid an additional $18.7 million of its tranche C term loan during the first quarter of 2006. These payments result in our next quarterly principal payment on the senior credit facility being in June 2009.
          As of April 1, 2006, Simmons Bedding had availability to borrow $65.1 million under its revolving loan facility after giving effect to $9.9 million that was reserved for its reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of April 1, 2006 for the tranche C term loan and senior unsecured term loan were 7.35% and 8.50%, respectively.
          Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of this debt instrument resulted in Simmons Bedding fixing the interest rate on approximately 52% of its floating rate debt.
          Simmons Bedding is in the process of negotiating a re-pricing of its tranche C term loan and an upsize of its tranche C term loan to refinance its senior unsecured term loan. Simmons Bedding might not be able to negotiate a re-pricing on acceptable terms or at all, and the timing of the re-pricing is uncertain.
          Simmons Company’s and Simmons Bedding’s long-term obligations contain various financial tests and covenants. Simmons Company and Simmons Bedding were in compliance with such covenants as of April 1, 2006. However, if Simmons Bedding’s operating results fall below current expectations, Simmons Company or Simmons Bedding may not be able to meet such covenants in future periods. If Simmons Company or Simmons Bedding are not in compliance with such covenants in future periods we would be required to obtain a waiver from our lenders to avoid being in default. Simmons Bedding may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio) and total debt to

Adjusted EBITDA (leverage ratio), all as defined in Simmons Bedding’s senior credit facility. The minimum cash interest coverage ratio and maximum leverage ratios are computed based on Simmons Bedding’s results for the last twelve months ended, adjusted for any dispositions or acquisitions. The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and dispositions. More specifically, Simmons Bedding’s financial covenants related to minimum cash interest coverage ratio and maximum leverage ratios, as amended, are as follows:
•	A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 from March 31, 2006 through December 31, 2006; 2.00:1.00 as of March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; 2.25:1.00 as of December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

•	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.25:1.00 from March 31, 2006 through June 30, 2006; 6.15:1.00 as of September 30, 2006; 5.90:1.00 as of December 31, 2006; 5.60:1.00 as of March 31, 2007; 5.25:1.00 as of June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter .
          Adjusted EBITDA (as defined in Simmons Bedding’s senior credit facility) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual, or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
          The following is a calculation of Simmons Bedding’s minimum cash interest coverage and maximum leverage ratios under its senior credit facility as of April 1, 2006 (dollar amounts

in millions, except ratios). The terms and related calculations are defined in Simmons Bedding’s senior credit facility.

	April 1,
	2006
Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended adjusted EBITDA(1)	$132.6

Simmons Bedding consolidated cash interest expense(2)	$52.8

Actual interest coverage ratio(3)	2.51	x
Minimum permitted interest coverage ratio	1.85	x

Calculation of maximum leverage ratio:
Simmons Company consolidated indebtedness	$892.3
Less: 10% senior discount notes	187.4

Simmons Bedding consolidated indebtedness	704.9
Less: Simmons Bedding cash and cash equivalents	21.4

Simmons Bedding net debt	$683.5

Simmons Bedding twelve months ended adjusted EBITDA(1)	$132.6

Actual leverage ratio(4)	5.15	x
Maximum permitted leverage ratio	6.25	x

(1)	Simmons Bedding’s Adjusted EBITDA for the twelve months ended April 1, 2006 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, non-cash stock compensation expense, transaction related expenditures, plant opening and closing charges, reorganization costs, management fees, and other non-recurring/non-cash charges as permitted under Simmons Bedding’s senior credit facility.

(2)	A calculation of Simmons Bedding’s consolidated cash interest expense, as defined in its senior credit facility, for the twelve months ended April 1, 2006, as follows (in millions):

Simmons Company interest expense, net	$73.0
Less: Simmons Company non-cash interest expense	(17.9)

Simmons Bedding interest expense, net	55.1
Simmons Bedding interest income	0.3

Simmons Bedding gross interest expense	55.4
Less: Simmons Bedding non-cash interest expense	(2.6)

$52.8

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements
          In connection with the sale of Mattress Gallery, we continue to guarantee approximately $0.7 million of Mattress Gallery’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidated balance sheet as of April 1, 2006.
Seasonality/Other
          Our third quarter sales are typically higher than our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotion related to the 4th of July and Labor Day holidays.
Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued by us beginning in fiscal year 2007. We do not expect this statement to have a significant impact on our consolidated financial statements or results of operations.
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 provides guidance on the accounting for servicing assets or liabilities when an entity undertakes an obligation to service a financial asset by entering into a service contract. SFAS 156 is effective for us at the beginning of fiscal year 2007. We do not expect this statement to have a significant impact on our consolidated financial statements or results of operations.
Forward Looking Statements
          “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:
•	our ability to compete effectively and competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of new products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in return rates and warranty claims;

•	our labor relations;

•	departure of key personnel;

•	encroachments on our intellectual property;

•	product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	future acquisitions;

•	our ability to achieve the expected benefits from any personnel realignments; and

•	other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).
          All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Information relative to our market risk sensitive instruments by major category as of December 31, 2005 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Market Risk
          The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future raw material prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.
Interest Rate Risk
          We are exposed to market risks from changes in interest rates. Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche C term loan, Simmons Bedding set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of this debt instrument resulted in Simmons Bedding fixing the interest rate on approximately 52% of its floating rate debt.
          All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates in effect on our floating rate debt as of April 1, 2006 would result in an additional $0.9 million and $9.7 million of interest expense in 2006 and 2007, respectively.
Commodity Price Risk
          The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.
Item 4. Internal Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          See Note H to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.
Item 1A. Risk Factors
          There were no material changes to the Company’s risk factors outlined in its annual report filed with the Commission on form 10-K on March 14, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          As permitted pursuant to Frequently Asked Question (“FAQ”) No. 1 of the FAQs regarding Current Report on Form 8-K issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (dated November 23, 2004), in lieu of filing a separate Form 8-K, Simmons Company is providing the following information in response to Items 1.01 and 3.02 of Form 8-K.
          Pursuant to a Restricted Stock Agreement (the “Stock Agreement”) dated May 4, 2006, Kimberly A. Samon, Senior Vice President—Human Resources, purchased 10,000 shares of our Class B common stock for a total offering price of $100.00, or $0.01 per share. Ms. Samon purchased the stock below its current fair market value as determined by our board of directors. The difference between the current fair market value of the stock and the price paid for the stock was taxable to Ms. Samon.
          The Stock Agreement is filed with this report as Exhibit 10.1 and its contents are incorporated by reference into this Item 2.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None
Item 6. Exhibits
10.1	Restricted Stock Agreement for Kimberly A. Samon dated May 4, 2006.

31.1	Chief Executive Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir

William S. Creekmuir
Executive Vice President & Chief Financial Officer

Date: May 8, 2006