Form 10-Q
period 2006-07-01
SIMMONS CO
filed 2006-08-15
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes: ☑  No: ☐

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

Yes: ☐  No: ☑

The number of shares of the registrant’s common stock outstanding as of August 1, 2006: 4,448,211.36

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(In thousands)

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales	$241,202	$208,042	$477,069	$413,624
Cost of products sold	132,051	117,256	268,490	231,422
Gross profit	109,151	90,786	208,579	182,202

Operating expenses:
Selling, general and administrative expenses	81,633	73,342	152,539	152,503
Amortization of intangibles	1,417	1,417	2,834	2,858
Licensing revenues	(2,012)	(2,815)	(4,300)	(4,866)
	81,038	71,944	151,073	150,495

Operating income	28,113	18,842	57,506	31,707

Interest expense, net	24,715	17,359	43,891	33,773
Income (loss) before income taxes	3,398	1,483	13,615	(2,066)
Income tax expense (benefit)	1,337	424	5,121	(933)
Net income (loss)	2,061	1,059	8,494	(1,133)

Other comprehensive income (loss):
Foreign currency translation adjustment	71	(9)	115	(6)
Comprehensive income (loss)	$2,132	$1,050	$8,609	$(1,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	July 1,	December 31,
	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,882	$24,622
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $4,900 and $4,032	88,494	76,032
Inventories	28,842	33,050
Deferred income taxes	2,931	2,865
Other current assets	15,767	15,085
Total current assets	164,916	151,654

Property, plant and equipment, net	59,075	58,360
Goodwill	488,185	488,230
Intangible assets, net	534,456	537,290
Other assets	35,592	45,243
	$1,282,224	$1,280,777

* Derived from the Company's 2005 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	July 1,	December 31,
	2006	2005*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$413	$1,602
Accounts payable	52,397	45,031
Accrued liabilities	66,323	65,139
Total current liabilities	119,133	111,772

Non-current liabilities:
Long-term debt	886,444	906,148
Deferred income taxes	148,861	144,418
Other	14,641	14,092
Total liabilities	1,169,079	1,176,430

Commitments and contingencies

Stockholders' equity:
Class A common stock, $.01 par value: Authorized - 4,000,000 shares issued and outstanding - 3,878,307 shares	39	39
Class B common stock, $.01 par value: Authorized, issued and outstanding - 688,235 shares	7	7
Additional paid-in capital	102,486	102,337
Retained earnings	13,037	4,648
Accumulated other comprehensive income	249	134
Deferred compensation	-	(361)
Treasury stock, at cost, 60,118 and 46,860 shares of class A common stock and 58,213 and 48,411 shares of class B common stock	(2,673)	(2,457)
Total stockholders' equity	113,145	104,347
	$1,282,224	$1,280,777

* Derived from the Company's 2005 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	July 1,	June 25,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$8,494	$(1,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,057	13,121
Provision for bad debts, net	868	(107)
Provision for deferred income taxes	4,528	(1,363)
Non-cash interest expense	16,629	9,457
Non-cash stock compensation expense	517	-
Net changes in operating assets and liabilities:
Accounts receivable	(13,330)	13,625
Inventories	4,209	818
Other current assets	(682)	2,311
Accounts payable	7,366	(2,728)
Accrued liabilities	1,058	(12,835)
Other, net	(2,470)	(2,820)
Net cash provided by operating activities	41,244	18,346

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,776)	(2,586)
Purchase of certain assets of Simmons Juvenile Products, Inc.	-	(3,337)
Net cash used in investing activities	(5,776)	(5,923)

Cash flows from financing activities:
Borrowings under New Senior Credit Facility, net	480,000	-
Payments of senior credit facility, net	(369,933)	(4,668)
Repayment of senior unsecured term loan	(140,000)	-
Payments of other debt	(106)	(158)
Payments of financing fees	(973)	(125)
Purchase of treasury stock	(311)	(304)
Net cash used in financing activities	(31,323)	(5,255)

Net effect of exchange rate changes on cash	115	(6)
Change in cash and cash equivalents	4,260	7,162
Cash and cash equivalents, beginning of period	24,622	24,206
Cash and cash equivalents, end of period	$28,882	$31,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

							Accumulated		Common
	Class A		Class B		Additional		Other		Stock	Total
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Deferred	Held In	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Compensation	Treasury	Equity
December 31, 2005 (audited)	3,831,447	$39	639,824	$7	$102,337	$4,648	$134	$(361)	$(2,457)	$104,347

Net income	-	-	-	-	-	8,494	-	-	-	8,494
Other comprehensive income:
Change in foreign
currency translation	-	-	-	-	-	-	115	-	-	115
Comprehensive income						8,494	115	-	-	8,609
Issuance of Class B common
stock held in treasury	-	-	84,850	-	12	(105)	-	-	95	2
Non-cash stock compensation
expense	-	-	-	-	517	-	-	-	-	517
Adoption of Statement
of Financial Standards 123R	-	-	-	-	(361)	-	-	361	-	-
Tax shortfall resulting from
restricted stock awards	-	-	-	-	(19)	-	-	-	-	(19)
Purchase of treasury stock,
at cost	(13,258)	-	(94,652)	-	-	-	-	-	(311)	(311)
July 1, 2006 (unaudited)	3,818,189	$39	630,022	$7	$102,486	$13,037	$249	$-	$(2,673)	$113,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements

A.  Basis of Presentation

Simmons Company is a holding company with no operating assets. Through its wholly-owned subsidiary THL-SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company. All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively “Simmons Bedding”). Simmons Company, together with its subsidiaries (collectively the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in the United States.

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 1, 2006, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the periods ended July 1, 2006 are not necessarily indicative of future results that may be expected for the fiscal year ending December 30, 2006 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.  Inventories

A summary of inventories follows (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials	$14,120	$18,541
Work-in-progress	779	1,261
Finished goods	9,164	8,777
Inventory held at retail stores	4,779	4,471
	$28,842	$33,050

C. Goodwill

The changes in the carrying amount of goodwill for the six months ended July 1, 2006 are as follows (in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 31, 2005	$481,279	$6,951	$488,230
Tax benefit allocated to reduce goodwill	(45)	-	(45)
Balance as of July 1, 2006	$481,234	$6,951	$488,185

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

3)
The Company reduces the accrual for warranty settlements during the period based upon the number of warranty returns recorded at the estimated cost to settle warranty claims. The estimated cost to settle a warranty claims is based upon the average manufacturing cost per unit, including freight, less anticipated cost recovery resulting from the selling of returned product to “as-is” dealers and to consumers through the Company’s owned retail outlet stores.

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended July 1, 2006 and June 25, 2005 (in thousands):

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Balance at beginning of period	$3,091	$2,858	$3,009	$2,715
Additional warranties issued	429	502	1,054	1,014
Warranty settlements	(441)	(193)	(884)	(950)
Revisions of estimate	(136)	(52)	(236)	336
Balance at end of period	$2,943	$3,115	$2,943	$3,115

    As a result of a decrease in warranty returns combined with a lower cost to settle warranty claims, our warranty accrual as of July 1, 2006 was $0.2 million less than the accrual as of June 25, 2005.

E. Long-Term Debt

A summary of long-term debt follows (in thousands):

	July 1,	December 31,
	2006	2005
Senior credit facility:
Revolving loan	$-	$-
Tranche C term loan	-	369,933
Tranche D term loan	480,000	-
Total senior credit facility	480,000	369,933
Senior unsecured term loan	-	140,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of $77,025 and $86,172	191,975	182,828
Other, including capital lease obligations	14,882	14,989
	886,857	907,750
Less current portion	(413)	(1,602)
	$886,444	$906,148

On May 25, 2006, Simmons Bedding executed the second amended and restated senior credit and guaranty agreement (“New Senior Credit Facility”) with a syndicate of lenders, which amends and restates its existing senior credit facility in its entirety. The New Senior Credit Facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the New Senior Credit Facility were used to replace Simmons Bedding’s $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. This exchange of debt instruments is referred to as the “Refinancing”. Among other things, the New Senior Credit Facility reduces the applicable Eurodollar and Base interest rate margins for borrowings under the term loan.

In connection with the Refinancing, Simmons Bedding paid approximately $1.9 million in call premiums, agency fees and legal fees (collectively, the “Refinancing Costs”). The Refinancing Costs were recorded in accordance with Emerging Issues Task Force 96-19, Modification of Debt Instruments with Different Terms (“EITF 96-19”). Under EITF 96-19, Simmons Bedding compared each syndicated lenders’ loan under the tranche D term loan with the syndicated lenders’ loan under the tranche C term loan and senior unsecured term loan. For loans under the tranche D term loan that were substantially different than loans under the then existing term loans, Simmons Bedding recorded the exchange of debt instruments as a debt extinguishment, expensed deferred financing fees associated with the extinguished debt, expensed fees paid to lenders, and capitalized third-party costs associated with the New Senior Credit Facility. For loans under the tranche D term loan that were not substantially different, Simmons Bedding recorded the exchange of debt instruments as a modification of the existing term loans, expensed third-party costs associated with the New Senior Credit Facility, and capitalized fees paid to lenders as deferred financing fees. As a result of the Refinancing, Simmons Bedding expensed $5.0 million of deferred financing fees and $1.0 million of Refinancing Costs as a component of interest expense, net in the consolidated statements of operations and capitalized $0.9 million of deferred financing fees as a component of other assets on the consolidated balance sheets.

The revolving loan under the New Senior Credit Facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. Simmons Bedding incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility. As of July 1, 2006, Simmons Bedding had availability to borrow $65.1 million under the revolving loan after giving effect to $9.9 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet current working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

Subsequent to the Refinancing, Simmons Bedding voluntarily prepaid $12.0 million of the tranche D term loan resulting in the next required principal payment of $0.3 million being scheduled for September 2008. The tranche D term loans have mandatory quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011. Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the New Senior Credit Facility) from each fiscal year.

The New Senior Credit Facility bears interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche D term loan	2.25%	1.00%

The revolving loan applicable interest margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. The weighted average interest rate per annum in effect as of July 1, 2006 for the tranche D term loan was 7.36%.

Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258.0 million of the tranche D term loan, Simmons Bedding has set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of the extended Eurodollar contracts resulted in the Company fixing the interest rate on approximately 53% of its floating rate debt as of July 1, 2006.

The New Senior Credit Facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage and total leverage ratios. The New Senior Credit Facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

Simmons Company’s senior discount notes (“Discount Notes”) with an aggregrate principal amount at maturity of $269.0 million bear interest at the rate of 10.0% per annum, which will be payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding.

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Simmons Company and THL-SC Bedding (the “Parent Guarantors”) and all of the Company’s active domestic subsidiaries (the “Subsidiary Guarantors”). All the Subsidiary Guarantors are 100% owned by Simmons Bedding. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(22,488)	$261,469	$2,220	$-	$241,202
Cost of products sold	-	862	129,484	1,705	-	132,051
Gross profit	-	(23,350)	131,985	515	-	109,151
Operating expenses:
Selling, general and administrative expenses	44	50,580	30,623	386	-	81,633
Amortization of intangibles	-	807	610	-	-	1,417
Intercompany fees	-	(77,558)	77,331	227	-	-
Licensing revenues	-	(279)	(1,557)	(176)	-	(2,012)
	44	(26,450)	107,007	437	-	81,038
Operating income (loss)	(44)	3,100	24,978	78	-	28,113
Interest expense, net	4,567	19,870	218	61	-	24,715
Income from subsidiaries	5,823	21,447	-	-	(27,270)	-
Income before income taxes	1,212	4,677	24,760	17	(27,270)	3,398
Income tax expense (benefit)	(849)	(1,145)	3,327	3	-	1,337
Net income	$2,061	$5,822	$21,433	$14	$(27,270)	$2,061

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 25, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(17,784)	$222,739	$3,087	$-	$208,042
Cost of products sold	-	305	114,771	2,180	-	117,256
Gross profit	-	(18,089)	107,968	907	-	90,786
Operating expenses:
Selling, general and administrative expenses	69	49,040	23,591	642	-	73,342
Amortization of intangibles	-	807	610	-	-	1,417
Intercompany fees	-	(71,072)	70,817	255	-	-
Licensing revenues	-	(265)	(2,402)	(148)	-	(2,815)
	69	(21,490)	92,616	749	-	71,944
Operating income (loss)	(69)	3,401	15,352	158	-	18,842
Interest expense, net	4,156	12,974	200	29	-	17,359
Income from subsidiaries	3,679	14,173	4,162	-	(22,014)	-
Income before income taxes	(546)	4,600	19,314	129	(22,014)	1,483
Income tax expense (benefit)	(1,605)	920	1,266	(157)	-	424
Net income	$1,059	$3,680	$18,048	$286	$(22,014)	$1,059

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(51,740)	$524,764	$4,045	$-	$477,069
Cost of products sold	-	1,677	263,781	3,032	-	268,490
Gross profit	-	(53,417)	260,983	1,013	-	208,579
Operating expenses:
Selling, general and administrative expenses	67	93,204	58,468	800	-	152,539
Amortization of intangibles	-	1,614	1,220	-	-	2,834
Intercompany fees	-	(155,734)	155,346	388	-	-
Licensing revenues	-	(556)	(3,391)	(353)	-	(4,300)
	67	(61,472)	211,643	835	-	151,073
Operating income (loss)	(67)	8,055	49,340	178	-	57,506
Interest expense, net	9,225	34,148	430	88	-	43,891
Income from subsidiaries	15,195	37,252	-	-	(52,447)	-
Income before income taxes	5,903	11,159	48,910	90	(52,447)	13,615
Income tax expense (benefit)	(2,591)	(4,035)	11,695	52	-	5,121
Net income	$8,494	$15,194	$37,215	$38	$(52,447)	$8,494

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 25, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(33,817)	$442,133	$5,308	$-	$413,624
Cost of products sold	-	593	226,917	3,912	-	231,422
Gross profit	-	(34,410)	215,216	1,396	-	182,202
Operating expenses:
Selling, general and administrative expenses	160	100,520	50,696	1,127	-	152,503
Amortization of intangibles	-	1,615	1,243	-	-	2,858
Intercompany fees	-	(142,807)	142,348	459	-	-
Licensing revenues	-	(529)	(4,009)	(328)	-	(4,866)
	160	(41,201)	190,278	1,258	-	150,495
Operating income (loss)	(160)	6,791	24,938	138	-	31,707
Interest expense, net	8,381	24,940	400	52	-	33,773
Income from subsidiaries	4,162	23,711	4,162	-	(32,035)	-
Income (loss) before income taxes	(4,379)	5,562	28,700	86	(32,035)	(2,066)
Income tax expense (benefit)	(3,246)	1,400	1,039	(126)	-	(933)
Net income (loss)	$(1,133)	$4,162	$27,661	$212	$(32,035)	$(1,133)

Supplemental Consolidating Condensed Balance Sheets
As of July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$18,519	$7,343	$3,020	$-	$28,882
Accounts receivable	-	-	87,365	1,129	-	88,494
Inventories	-	-	28,216	626	-	28,842
Other	-	7,077	11,127	494	-	18,698
Total current assets	-	25,596	134,051	5,269	-	164,916
Property, plant and equipment, net	-	10,741	43,395	4,939	-	59,075
Goodwill and other intangibles, net	-	66,090	956,486	65	-	1,022,641
Other assets	3,343	30,000	1,855	394	-	35,592
Net investment in and advances to
(from) affiliates	286,765	890,031	191,799	(2,008)	(1,366,587)	-
	$290,108	$1,022,458	$1,327,586	$8,659	$(1,366,587)	$1,282,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$213	$-	$413
Accounts payable and accrued liabilities	145	45,037	72,658	880	-	118,720
Total current liabilities	145	45,037	72,858	1,093	-	119,133
Long-term debt	191,975	680,000	13,100	1,369	-	886,444
Deferred income taxes	(15,157)	(10,709)	174,548	179	-	148,861
Other non-current liabilities	-	9,304	5,129	208	-	14,641
Total liabilities	176,963	723,632	265,635	2,849	-	1,169,079
Stockholders' equity	113,145	298,826	1,061,951	5,810	(1,366,587)	113,145
	$290,108	$1,022,458	$1,327,586	$8,659	$(1,366,587)	$1,282,224

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$267	$(15,778)	$56,456	$299	$-	$41,244
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,446)	(3,330)	-	-	(5,776)
Net cash used in investing activities	-	(2,446)	(3,330)	-	-	(5,776)
Cash flows from financing activities:
Borrowings under New Senior Credit Facility, net	-	480,000	-	-		480,000
Payments of senior credit facility, net	-	(369,933)	-	-		(369,933)
Repayment of senior unsecured term loan	-	(140,000)	-	-		(140,000)
Payment of other long-term obligations	-	-	-	(106)	-	(106)
Purchase of treasury stock	(311)	-	-	-	-	(311)
Payment of financing fees	(41)	(932)	-	-		(973)
Receipt from (distribution to) affiliates	85	47,785	(47,212)	(658)	-	-
Net cash provided by (used in) financing activities	(267)	16,920	(47,212)	(764)	-	(31,323)
Net effect of exchange rate changes	-	-	-	115	-	115
Change in cash and cash equivalents	-	(1,304)	5,914	(350)	-	4,260
Cash and cash equivalents:
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$18,519	$7,343	$3,020	$-	$28,882

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 25, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(202)	$4,901	$14,517	$(870)	$-	$18,346
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(1,364)	(1,201)	(21)	-	(2,586)
Purchase of Simmons Juvenile Products	-	-	(3,337)	-	-	(3,337)
Net cash used in investing activities	-	(1,364)	(4,538)	(21)	-	(5,923)
Cash flows from financing activities:
Payments of deferred financing fees	(125)	-	-	-		(125)
Repayment of long-term obligations	-	(4,667)	(41)	(118)	-	(4,826)
Purchase of treasury stock	(304)	-	-		-	(304)
Receipt from (distribution to) affiliates	279	-	(2,069)	1,790	-	-
Net cash used in financing activities	(150)	(4,667)	(2,110)	1,672	-	(5,255)
Net effect of exchange rate changes	-	-	-	(6)	-	(6)
Change in cash and cash equivalents	(352)	(1,130)	7,869	775	-	7,162
Cash and cash equivalents:
Beginning of period	352	15,923	7,333	598	-	24,206
End of period	$-	$14,793	$15,202	$1,373	$-	$31,368

F. Share-Based Compensation

Under the Simmons Company Equity Incentive Plan (“Incentive Plan”), the Company is authorized to issue 688,235 shares of Class B common stock as restricted stock awards to the management and independent directors of the Company. The restricted stock awards are performance based awards, where the restrictions lapse based upon the achievement of specific measurable performance criteria. As of January 1, 2006, most of the awards vested ratably over a four year period based upon the Company meeting certain annual Adjusted EBITDA targets or on the eighth anniversary after issuance. Future vesting was subject to the holders continued full-time employment with the Company or continuance as a director of the Company. Unvested shares accelerated upon a change of control of the Company if the Company had met certain performance criteria. Holders of the restricted stock had the right to receive dividends and vote shares, but could not sell, assign, transfer or pledge or otherwise encumber the stock.

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

Since vesting of certain restricted stock awards granted under the Incentive Plan was unlikely, 569,136 shares of restricted stock awards were modified by the Company on April 17, 2006. Among other things, the modification resulted in the vesting of 18.75% of restricted stock awards for certain individuals not previously vested; revising of the vesting schedule through 2008; lowering of the Adjusted EBITDA performance targets for 2006 and 2007; and the elimination of cliff vesting. The fair value of the restricted stock awards post-modification was greater than the fair value of the awards prior to modification. As a result, the Company recorded an additional $1.0 million of deferred compensation, which will be recognized as an expense over the modified three year graded vesting schedule.

The following table presents a rollforward of the number of nonvested shares for the six months ended July 1, 2006 and the weighted-average grant-date fair value of the restricted stock awards:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
Nonvested shares as of December 31, 2005	536,652	$0.84
Granted	84,850	$2.43
Vested	(26,287)	$3.19
Forfeited	(95,561)	$0.67
Nonvested shares as of July 1, 2006	499,654	$1.01

Non-cash stock compensation expense was $0.5 million for the quarter and six months ended July 1, 2006 and zero for the quarter and six months ended June 25, 2005. As of July 1, 2006, there was $1.0 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Incentive Plan which is expected to be recognized as an expense over a weighted average period of 2.6 years.

G. Segment Information

Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.

The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture, sale and distribution of juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company and its licensees; (iv) the sale of product returns, off-quality product and excess inventory to “as-is” dealers and to consumers through the Company’s owned retail outlet stores; and (v) corporate costs related to the Company.

The retail bedding segment currently operates specialty sleep stores under the Sleep Country USA name in Oregon and Washington that principally sell premium branded bedding products to consumers. On July 24, 2006, the Company entered into a definitive purchase agreement with an affiliate of Sleep Train, Inc. to sell Sleep Country USA, Inc. (see note I - Subsequent Event). The transaction is expected to close in August of 2006. Subsequent to the transaction, the Company will only have one reportable segment, the wholesale bedding segment.

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

The following tables summarize segment information:

Quarter Ended July 1, 2006
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$218,260	$22,942	$-	$241,202
Intersegment net sales	4,409	-	(4,409)	-
Adjusted EBITDA	35,438	1,843	43	37,324
Depreciation and amortization expense	6,446	331	-	6,777
Expenditures for long-lived assets	1,786	682	-	2,468
Segment assets	1,258,499	25,217	(1,492)	1,282,224

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$1,034	$984	$43	$2,061
Depreciation and amortization	6,446	331	-	6,777
Income taxes	1,012	325	-	1,337
Interest expense, net	24,715	-	-	24,715
Interest income	151	-	-	151
EBITDA	33,358	1,640	43	35,041
Reorganization costs	728	-	-	728
Non-cash stock compensation	515	-	-	515
Management fees	326	115	-	441
State taxes in lieu of income taxes	153	88	-	241
Transaction expenses	133	-	-	133
Management severance	101	-	-	101
Other	124	-	-	124
Adjusted EBITDA	$35,438	$1,843	$43	$37,324

Quarter Ended June 25, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$189,283	$18,759	$-	$208,042
Intersegment net sales	3,414	-	(3,414)	-
Adjusted EBITDA	25,890	1,606	95	27,591
Depreciation and amortization expense	6,234	427	-	6,661
Expenditures for long-lived assets	1,032	176	-	1,208
Segment assets	1,263,943	27,406	(1,505)	1,289,844

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$320	$644	$95	$1,059
Depreciation and amortization	6,234	427	-	6,661
Income taxes	57	367	-	424
Interest expense, net	17,356	3	-	17,359
Interest income	20	1	-	21
EBITDA	23,987	1,442	95	25,524
Reorganization costs	1,345	-	-	1,345
Management fees	238	94	-	332
Transaction expenses	177	-	-	177
State taxes in lieu of income taxes	103	70	-	173
Other	40	-	-	40
Adjusted EBITDA	$25,890	$1,606	$95	$27,591

Six Months Ended July 1, 2006
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals

Net sales to external customers	$430,492	$46,577	$-	$477,069
Intersegment net sales	9,124	-	(9,124)	-
Adjusted EBITDA	71,703	4,547	22	76,272
Depreciation and amortization expense	13,408	649	-	14,057
Expenditures for long-lived assets	4,400	1,376	-	5,776
Segment assets	1,258,499	25,217	(1,492)	1,282,224

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$6,114	$2,358	$22	$8,494
Depreciation and amortization	13,408	649	-	14,057
Income taxes	3,995	1,126	-	5,121
Interest expense, net	43,887	4	-	43,891
Interest income	235	-	-	235
EBITDA	67,639	4,137	22	71,798
Reorganization costs	1,454	-	-	1,454
Management severance	927	-	-	927
Management fees	613	233	-	846
Non-cash stock compensation	517	-	-	517
State taxes in lieu of income taxes	311	177	-	488
Transaction expenses	133	-	-	133
Other	109	-	-	109
Adjusted EBITDA	$71,703	$4,547	$22	$76,272

Six Months Ended June 25, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$375,734	$37,890	$-	$413,624
Intersegment net sales	6,563	-	(6,563)	-
Adjusted EBITDA	43,609	3,790	242	47,641
Depreciation and amortization expense	12,369	752	-	13,121
Expenditures for long-lived assets	2,156	430	-	2,586
Segment assets	1,263,943	27,406	(1,505)	1,289,844

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$(3,114)	$1,739	$242	$(1,133)
Depreciation and amortization	12,369	752	-	13,121
Income taxes	(1,898)	965	-	(933)
Interest expense, net	33,769	4	-	33,773
Interest income	58	1	-	59
EBITDA	41,184	3,461	242	44,887
Reorganization costs	1,345	-	-	1,345
Management fees	562	190	-	752
State taxes in lieu of income taxes	196	139	-	335
Transaction expenses	177	-	-	177
Management severance	105	-	-	105
Other	40	-	-	40
Adjusted EBITDA	$43,609	$3,790	$242	$47,641

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

I.  Subsequent Event

On July 24, 2006, the Company entered into a definitive purchase agreement to sell Sleep Country USA, Inc. ("Sleep Country"), its retail bedding segment, to an affiliate of Sleep Train, Inc. ("Sleep Train") for cash proceeds of approximately $55 million.  The transaction is anticipated to close in August of 2006. Separately, the Company agreed to enter into a multi-year supply agreement with the combined Sleep Country and Sleep Train entities.

J. Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 will be effective for all financial instruments acquired or issued by the Company beginning in fiscal year 2007. The Company does not have any financial instruments with embedded derivatives and does not expect this statement to have a significant impact on its consolidated financial statements or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 provides guidance on the accounting for servicing assets or liabilities when an entity undertakes an obligation to service a financial asset by entering into a service contract. SFAS 156 will be effective for the Company at the beginning of fiscal year 2007. The Company does not expect this statement to have a significant impact on its consolidated financial statements or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company at the beginning of fiscal year 2007. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

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

Recent Events

Sale of Retail Segment

On July 24, 2006, we entered into a definitive purchase agreement to sell Sleep Country USA, Inc. ("Sleep Country"), our retail bedding segment, to an affiliate of Sleep Train, Inc. ("Sleep Train") for cash proceeds of approximately $55 million. The transaction is anticipated to close in August of 2006.  Separately, we agreed to enter into a multi-year supply agreement with the combined Sleep Country and Sleep Train entities.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	54.7%	56.4%	56.3%	55.9%
Gross margin	45.3%	43.6%	43.7%	44.1%

Operating expenses:
Selling, general and administrative expenses	33.8%	35.3%	32.0%	36.9%
Amortization of intangibles	0.6%	0.7%	0.6%	0.7%
Licensing revenues	(0.8%)	(1.4%)	(0.9%)	(1.2%)
	33.7%	34.5%	31.6%	36.3%

Operating income	11.6%	9.1%	12.1%	7.8%

Interest expense, net	10.2%	8.3%	9.2%	8.2%
Income (loss) before income taxes	1.4%	0.8%	2.9%	(0.4%)
Income tax expense (benefit)	0.6%	0.2%	1.1%	(0.2%)
Net income (loss)	0.8%	0.6%	1.8%	(0.2%)

Quarter Ended July 1, 2006 as Compared to the Quarter Ended June 25, 2005

Net Sales. The following table presents our net sales and the dollar amount and percentage change by segment for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005.

			$ increase	% increase
	2006	2005	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$222.7	$192.7	$30.0	15.6%
Retail bedding segment	22.9	18.7	4.2	22.3%
Eliminations	(4.4)	(3.4)	(1.0)	29.1%
Consolidated net sales	$241.2	$208.0	$33.2	15.9%

For the quarter ended July 1, 2006, wholesale bedding segment net sales increased 15.6% compared to the same period a year ago primarily as a result of (i) a 13.8% increase in our conventional bedding unit volume resulting in an estimated increase in wholesale bedding net sales of $28.0 million and (ii) a 2.4% increase in our conventional bedding average unit selling price (“AUSP”) resulting in an estimated increase of wholesale bedding net sales of $5.6 million. Our conventional bedding unit volume increase resulted principally from the remerchandising of our product lines with our dealers primarily in the second and third quarters of 2005 to include better product offerings at key retail price points. Our improvement in AUSP in the second quarter was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

For the quarters ended July 1, 2006 and June 25, 2005, our wholesale bedding segment net sales reflect a reduction of $20.2 million and $17.7 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005 principally due to (i) an increase in special promotional allowances of $1.5 million related to second quarter 2006 sales events at certain of our dealers and (ii) a $1.1 million increase of co-op advertising expenditures, recorded as a sales reduction, due to our increase in sales. As a percentage of our sales, our overall co-op advertising expenditures, regardless of whether reported as selling expense or a sales reduction, for the quarter ended July 1, 2006, were 0.1 percentage points higher than the overall co-op advertising expenditures for the quarter ended June 25, 2005.

Retail bedding segment net sales increased $4.2 million, or 22.3%, for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005 as a result of the net addition of nine new retail stores and increased same store sales. On a comparable store basis, sales for our retail stores increased 3.4% for the quarter ended July 1, 2006 versus the quarter ended June 25, 2005. Retail segment same store sales benefited from a rise in the average retail sales transaction due to an increase in retail prices and a shift in sales mix.

Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005.

					Margin %
	Gross Profit		Gross Margin		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$96.6	$80.7	43.4%	41.9%	1.5%
Retail bedding segment	12.5	10.0	54.3%	53.1%	1.2%
Eliminations	0.0	0.1	(1.0%)	(2.8%)	1.8%
Consolidated	$109.1	$90.8	45.3%	43.6%	1.7%

Our wholesale bedding segment gross margin for the quarter ended July 1, 2006, increased by 1.5 percentage points compared to the quarter ended June 25, 2005, primarily due to an 8.1% decrease in our conventional bedding labor and overhead cost per unit resulting from favorable efficiencies driven by our increased unit volume. Partially offsetting the improvement in labor and overhead cost per unit, our conventional bedding material cost per unit increased 3.3% for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005 due to inflation in raw material costs.

Our retail bedding segment gross margin increased 1.2 percentage points principally due to a shift in sales mix to higher margin products during the second quarter of 2006 compared to the second quarter of 2005.

Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005.

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$70.6	$64.5	31.7%	33.5%	(1.8%)
Retail bedding segment	11.1	8.9	48.3%	47.2%	1.1%
Consolidated	$81.6	$73.3	33.8%	35.3%	(1.5%)

As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the quarter ended July 1, 2006 declined 1.8 percentage points compared to the quarter ended June 25, 2005. SG&A decreased principally due to lower selling expenses, which decreased $3.6 million, or 3.0 percentage points, primarily as a result of our sales force reorganization in December 2005 and the timing of new product introductions. Partially offsetting our lower selling expenses, our general and administrative expenses increased $3.8 million, or 0.7 percentage points, principally due to higher bonus and non-cash stock compensation expense as a result our improved operating performance, and our national advertising expenses increased $2.2 million, or 0.7 percentage points, due to the timing of our 2006 national advertising campaign in comparison to the same period last year.

Our retail segment SG&A increased 1.1 percentage points for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005 primarily due to the addition of the nine new stores, higher bonus expense, and a company training event.

Amortization of Intangibles. For each of the quarters ended July 1, 2006 and June 25, 2005, amortization of intangibles was $1.4 million.

Licensing Revenues. For the quarter ended July 1, 2006, licensing fees decreased $0.8 million to $2.0 million from $2.8 million for the quarter ended June 25, 2005. Licensing fees for the quarter ended June 25, 2005 included additional royalties of $0.6 million resulting from an audit of a licensee.

Interest Expense, Net. For the quarter ended July 1, 2006, interest expense increased $7.4 million to $24.7 million from $17.4 million for the quarter ended June 25, 2005. Interest expense increased principally due to the expensing of $5.0 million of deferred financing fees associated with the tranche C and senior secured term loans that were extinguished in connection with Simmons Bedding’s borrowing of $492 million in May 2006 under a tranche D term loan (the “Refinancing”). Additionally, in connection with the Refinancing, Simmons Bedding incurred $1.0 million of refinancing costs that were recorded as interest expense. Excluding the expenses associated with the Refinancing, interest expense for the quarter ended July 1, 2006 compared to the quarter ended June 25, 2005 increased $1.4 million due primarily to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings and reduced interest rate margins for our senior credit facility as a result of the Refinancing. Our non-cash interest expense for the quarter ended July 1, 2006 was $10.1 million, which included $5.0 million of deferred financing fees expensed as a result of the Refinancing and $4.5 million related to the amortization of the original issuance discount on our 10% senior discount notes.

Income Taxes. The combined federal, state and foreign effective income tax rate for the quarter ended July 1, 2006 of 39.3% differs from the federal statutory rate of 35.0% primarily due to state income tax expense. The combined federal, state and foreign effective income tax rate for the quarter ended June 25, 2005 of 28.6% differs from the federal statutory rate of 35.0% primarily due to (i) tax benefits realized as a result of a decrease in the rate applicable to our Puerto Rico subsidiary’s deferred tax assets and liabilities and (ii) state income tax expense.

Six Months Ended July 1, 2006 as Compared to the Six Months Ended June 25, 2005

Net Sales. The following table presents our net sales and the dollar amount and percentage change by segment for the six months ended July 1, 2006 compared to the six months ended June 25, 2005.

			$ increase	% increase
	2006	2005	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$439.6	$382.3	$57.3	15.0%
Retail bedding segment	46.6	37.9	8.7	22.9%
Eliminations	(9.1)	(6.6)	(2.5)	39.4%
Consolidated net sales	$477.1	$413.6	$63.5	15.3%

For the six months ended July 1, 2006, wholesale bedding segment net sales increased 15.0% compared to the same period a year ago primarily as a result of (i) a 14.2% increase in our conventional bedding unit volume resulting in an estimated increase in wholesale bedding net sales of $57.1 million and (ii) a 2.8% increase in our conventional bedding AUSP resulting in an estimated increase of wholesale bedding net sales of $12.7 million. Our conventional bedding unit volume increase resulted principally from the remerchandising of our product lines with our dealers primarily in the second and third quarters of 2005 to include better product offerings at key retail price points. Our improvement in AUSP was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

Partially offsetting the six months wholesale bedding segment net sales increase, our sales reductions for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates increased $12.4 million to $47.1 million for the six months ended July 1, 2006 compared to $34.7 million for the six months ended June 25, 2005. Our sales reductions increased for the six months ended July 1, 2006 compared to the six months ended June 25, 2005 principally due to (i) an $8.9 million increase resulting from our increase in sales and dealers providing less proof of advertising for the co-op subsidies they receive from us, which resulted in more co-op advertising expenditures being recorded as a sales reduction versus a selling expense and (ii) an increase in special promotional allowances of $2.1 million related to 2006 sales events at certain of our dealers during the first six months of 2006. As a percentage of our sales, our overall co-op advertising expenditures, regardless of whether reported as selling expense or a sales reduction, for the six months ended July 1, 2006, was 0.6 percentage points higher than the overall co-op advertising expenditures for the six months ended June 25, 2005, due to a shift in product and sales mix to dealers that receive more subsidies.

Retail bedding segment net sales increased $8.7 million, or 22.9%, for the six months ended July 1, 2006 compared to the six months ended June 25, 2005 as a result of the net addition of nine new retail stores and increased same store sales. On a comparable store basis, sales for our retail stores increased 6.5% for the six months ended July 1, 2006 versus the six months ended June 25, 2005. Retail segment same store sales benefited from a rise in the average retail sales transaction due to an increase in retail prices and a shift in sales mix.

Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the six months ended July 1, 2006 compared to the six months ended June 25, 2005.

					Margin %
	Gross Profit		Gross Margin		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$183.6	$161.7	41.8%	42.3%	(0.5%)
Retail bedding segment	24.9	20.2	53.5%	53.4%	0.1%
Eliminations	0.0	0.2	(0.2%)	(3.7%)	3.5%
Consolidated	$208.6	$182.2	43.7%	44.1%	(0.4%)

Our wholesale bedding segment gross margin for the six months ended July 1, 2006, declined by 0.5 percentage points compared to the six months ended June 25, 2005, principally due to (i) a 6.2% increase in our conventional bedding material cost per unit resulting from inflation in raw material costs and (ii) a $12.4 million increase in our sales reductions (see above “Net Sales” discussion). Partially offsetting these decreases, our conventional bedding labor and overhead cost per unit decreased 8.3% for the six months ended July 1, 2006 compared to the six months ended June 25, 2005 as a result of favorable efficiencies driven by our increased unit volume.

SG&A. The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the six months ended July 1, 2006 compared to the six months ended June 25, 2005.

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$131.3	$135.1	29.9%	35.4%	(5.5%)
Retail bedding segment	21.3	17.4	45.7%	45.8%	(0.1%)
Consolidated	$152.5	$152.5	32.0%	36.9%	(4.9%)

As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the six months ended July 1, 2006 declined 5.5 percentage points compared to the six months ended June 25, 2005. SG&A decreased principally due to reductions (i) in our selling expenses of $8.9 million, or 3.5 percentage points, primarily as a result of our sales force reorganization and the timing of new product introductions; (ii) our advertising expenses of 1.3 percentage points, principally due to the classification of more co-op advertising expenditures as a reduction of net sales as discussed above under "Net Sales" and less national advertising; and (iii) our corporate function expenses of $2.2 million, or 0.6 percentage points, due to our bi-annual national leadership meeting having occurred in the first six months of 2005, whereas no such event occurred in 2006.

Amortization of Intangibles. For each of the six months ended July 1, 2006 and June 25, 2005, amortization of intangibles was $2.8 million.

Licensing Revenues. For the six months ended July 1, 2006, licensing fees decreased $0.6 million to $4.3 million from $4.9 million for the six months ended June 25, 2005. Licensing fees for the six months ended June 25, 2005 included additional royalties of $0.6 million related to an audit of a licensee.

Interest Expense, Net. For the six months ended July 1, 2006, interest expense increased $10.1 million to $43.9 million from $33.8 million for the six months ended June 25, 2005. Interest expense increased principally due to the expensing of $5.0 million of deferred financing fees associated with the Refinancing. Additionally, in connection with the Refinancing, Simmons Bedding incurred $1.0 million of refinancing costs that were recorded as interest expense. Excluding the expenses related to the Refinancing, interest expense for the six months ended July 1, 2006 compared to the six months ended June 25, 2005 increased $4.1 million due primarily to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings and reduced interest rate margins for our senior credit facility as a result of the Refinancing. Our non-cash interest expense for the six months ended July 1, 2006 was $15.7 million, which included $9.1 million related to the amortization of the original issuance discount on our 10% senior discount notes and $5.0 million of deferred financing fees expensed as a result of the Refinancing.

Income Taxes. The combined federal, state, and foreign effective income tax rate for the six months ended July 1, 2006 of 37.6%, differs from the federal statutory rate of 35.0% primarily due to state income tax expense. The combined federal, state, and foreign effective income tax rate for the six months ended June 25, 2005 of 45.2% differs from the federal statutory rate of 35.0% primarily due to (i) tax benefits realized as a result of a decrease in the rate applicable to our Puerto Rico subsidiary’s deferred tax assets and liabilities and (ii) state income tax expense.

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

Simmons Bedding’s principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under its senior credit facility. Simmons Bedding’s primary uses of funds consists of payments of funding for working capital increases, principal and interest payments for Simmons Bedding’s debt, capital expenditures, customer supply agreements and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under Simmons Bedding’s senior credit facility to be sufficient to meet Simmons Bedding’s short-term and long-term liquidity needs.

On May 25, 2006, Simmons Bedding executed the second amended and restated senior credit and guaranty agreement (“New Senior Credit Facility”) with a syndicate of lenders, which amends and restates its existing senior credit facility in its entirety. The New Senior Credit Facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the New Senior Credit Facility were used to replace Simmons Bedding’s $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. This exchange of debt instruments is referred to as the “Refinancing”. Among other things, the New Senior Credit Facility reduces the applicable Eurodollar and Base interest rate margins for borrowings under the term loan.  Subsequent to the Refinancing, Simmons Bedding voluntarily prepaid $12.0 million of the tranche D term loan resulting in the next required principal payment of $0.3 million being scheduled for September 2008.

Future principal payments of our debt are expected to be paid out of cash flow from operations, borrowings available under the senior credit facility or proceeds from the sale of assets. Historically, we have paid minimal federal income taxes as a result of net operating loss carryforwards. For 2006, we had net operating loss carryforwards for federal income tax purposes of $123.1 million and state net operating loss carryforwards of $95.8 million. Our federal and state net operating loss carryforwards expire on various dates through 2024 and 2025, respectively. As a result of our net operating losses, we expect to pay minimal federal and state income taxes in 2006.

The following table summarizes our changes in cash (in millions):

	Six Months Ended
	July 1,	June 25,
	2006	2005
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$41.2	$18.3
Investing activities	(5.8)	(5.9)
Financing activities	(31.3)	(5.2)
Net effect of exchange rates	0.1	-
Increase in cash and cash equivalents	4.2	7.2
Cash and cash equivalents:
Beginning of period	24.7	24.2
End of period	$28.9	$31.4

Six Months Ended July 1, 2006 as Compared to Six Months Ended June 25, 2005

Cash flows provided by Operating Activities. Our cash flows from operating activities increased $22.9 million for the six months ended July 1, 2006 compared to the six months ended June 25, 2005 primarily due to increased cash flows resulting from our increase in net sales and our lower cost structure. Our working capital as a percentage of last twelve months net sales decreased to 1.8% as of July 1, 2006 compared to 1.9% as of December 31, 2005.

Cash flows used in Investing Activities. Our cash flows used in investing activities decreased $0.1 million for the six months ended July 1, 2006 compared to the six months ended June 25, 2005. We paid $3.3 million of contingent cash consideration related to the acquisition of certain assets of Simmons Juvenile Products, Inc. (“Juvenile Acquisition”) during the first six months of 2005. Exclusive of the Juvenile Acquisition, cash flows used in investing activities increased $3.2 million principally due to the upgrade of our computer systems software.

Cash flows used in Financing Activities. Our cash flows used in financing activities increased $26.1 million during the six months ended July 1, 2006 compared to the six months ended June 25, 2005 principally due to more voluntary payments on our senior credit facility. For the first six months of 2006, we have repaid $30.0 million of debt (net of borrowings) compared to $4.8 million for the first six months of 2005.

Debt

The New Senior Credit Facility provides for a $75.0 million revolving loan and a $492.0 million tranche D term loan facility. The revolving loan will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. Simmons Bedding incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility. As of July 1, 2006, Simmons Bedding had availability to borrow $65.1 million under the revolving loan after giving effect to $9.9 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet Simmons Bedding’s current working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

Prior to the Refinancing, Simmons Bedding prepaid $19.9 million of its tranche C term loan. Subsequent to the Refinancing, Simmons Bedding voluntarily prepaid $12.0 million of the tranche D term loan resulting in the next required principal payment of $0.3 million being scheduled for September 2008. The tranche D term loans have mandatory quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011. Depending on Simmons Bedding’s leverage ratio, Simmons Bedding may be required to prepay a portion of the tranche D term loan with up to 50% of Simmons Bedding’s excess cash flows (as defined in the New Senior Credit Facility) from each fiscal year.

The New Senior Credit Facility bears interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche D term loan	2.25%	1.00%

    The revolving loan applicable interest margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. The weighted average interest rate per annum in effect as of July 1, 2006 for the tranche D term loan was 7.36%.

Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258.0 million of the tranche D term loan, Simmons Bedding set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of extended Eurodollar contracts resulted in Simmons Bedding fixing the interest rate on approximately 53% of its floating rate debt.

Simmons Company’s and Simmons Bedding’s long-term obligations contain various financial tests and covenants. Simmons Company and Simmons Bedding were in compliance with such covenants as of July 1, 2006. However, if Simmons Bedding’s operating results fall below current expectations, Simmons Company or Simmons Bedding may not be able to meet such covenants in future periods.  If Simmons Company or Simmons Bedding are not in compliance with such covenants in future periods we would be required to obtain a waiver from our lenders to avoid being in default.  Simmons Bedding may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio) and total net debt (debt less cash) to Adjusted EBITDA (leverage ratio), all as defined in Simmons Bedding’s senior credit facility. The minimum cash interest coverage ratio and maximum leverage ratios are computed based on Simmons Bedding’s results for the last twelve months ended, adjusted for any dispositions or acquisitions. The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and dispositions. More specifically, Simmons Bedding’s financial covenants related to minimum cash interest coverage ratio and maximum leverage ratios, as amended, are as follows:

•
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 from July 1, 2006 through December 31, 2006; 2.00:1.00 as of March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; 2.25:1.00 as of December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

•
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.25:1.00 as of July 1, 2006; 6.15:1.00 as of September 30, 2006; 5.90:1.00 as of December 31, 2006; 5.60:1.00 as of March 31, 2007; 5.25:1.00 as of June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

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

The following is a calculation of Simmons Bedding’s minimum cash interest coverage and maximum leverage ratios under its senior credit facility as of July 1, 2006 (dollar amounts in millions, except ratios). The terms and related calculations are defined in Simmons Bedding’s senior credit facility.

July 1,
2006
Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended adjusted EBITDA(1)	$143.2
Simmons Bedding consolidated cash interest expense(2)	$54.2
Actual interest coverage ratio(3)	2.64x
Minimum permitted interest coverage ratio	1.85x

Calculation of maximum leverage ratio:
Simmons Company consolidated indebtedness	$886.9
Less: 10% senior discount notes	192.0
Simmons Bedding consolidated indebtedness	694.9
Less: Simmons Bedding cash and cash equivalents	28.9
Simmons Bedding net debt	$666.0
Simmons Bedding twelve months ended adjusted EBITDA(1)	$143.2
Actual leverage ratio(4)	4.65x
Maximum permitted leverage ratio	6.25x

(1)
Simmons Bedding’s Adjusted EBITDA for the twelve months ended July 1, 2006 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, non-cash stock compensation expense, transaction related expenditures, plant opening and closing charges, reorganization costs, management fees, state taxes in lieu of state income taxes and other non-recurring/non-cash charges as permitted under Simmons Bedding’s senior credit facility.

(2)	A calculation of Simmons Bedding’s consolidated cash interest expense, as defined in its senior credit facility, for the twelve months ended July 1, 2006, as follows (in millions):

Simmons Company interest expense, net	$80.5
Less: Simmons Company non-cash interest expense	(18.3)
Simmons Bedding interest expense, net	62.2
Add: Simmons Bedding interest income	0.4
Less: Call premium included in interest expense	(0.8)
Simmons Bedding gross interest expense	61.8
Less: Simmons Bedding non-cash interest expense	(7.6)
$54.2

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.
(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements

In connection with the sale of Gallery Corp. to Pacific Coast Mattress, Inc. (PCM”) on May 1, 2004, we continue to guarantee approximately $0.6 million of PCM’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidated balance sheet as of July 1, 2006.

Seasonality/Other

Our third quarter sales are typically higher than sales for our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued by us beginning in fiscal year 2007. We do not have any financial instruments that have embedded derivatives and do not expect this statement to have a significant impact on our consolidated financial statements or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 provides guidance on the accounting for servicing assets or liabilities when an entity undertakes an obligation to service a financial asset by entering into a service contract. SFAS 156 is effective for us at the beginning of fiscal year 2007. We do not expect this statement to have a significant impact on our consolidated financial statements or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us at the beginning of fiscal year 2007. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and our results of operations.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	our future acquisitions;

•	our ability to achieve the expected benefits from any personnel realignments; and

•	other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

Interest Rate Risk

We are exposed to market risks from changes in interest rates. Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258 million of the tranche D term loan, Simmons Bedding set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of this debt instrument resulted in Simmons Bedding fixing the interest rate on approximately 53% of its floating rate debt.

All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates in effect on our floating rate debt as of July 1, 2006 would result in an additional $0.5 million and $4.4 million of interest expense in 2006 and 2007, respectively.

Commodity Price Risk

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. For the first six months of 2006, the costs of our raw materials have been above historical price averages and we expect prices to remain at current levels or increase further for the remainder of 2006.  Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note H to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors outlined in its annual report filed with the Commission on form 10-K on March 14, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Unit Purchase Agreement by and among ST San Diego, LLC, Sleep Country USA, Inc., SC Holdings, Inc. and Simmons Bedding Company

31.1	Chief Executive Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
	Name:	William S. Creekmuir
	Title:	Executive Vice President & Chief Financial Officer
	Date:	August 15, 2006