Form 10-Q
period 2006-09-30
SIMMONS CO
filed 2006-11-13
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes: ☐  No: ☑

The number of shares of the registrant’s common stock outstanding as of November 1, 2006: 4,452,662.05

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income
(Dollars in thousands)

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net sales	$259,766	$226,843	$736,835	$640,467
Cost of products sold	142,562	128,926	411,051	360,348
Gross profit	117,204	97,917	325,784	280,119

Operating expenses:
Selling, general and administrative expenses	84,089	74,023	236,628	226,526
Gain on sale of Sleep Country USA	(43,834)	-	(43,834)	-
Amortization of intangibles	1,386	1,418	4,220	4,276
Licensing revenues	(2,199)	(2,553)	(6,498)	(7,419)
	39,442	72,888	190,516	223,383

Operating income	77,762	25,029	135,268	56,736

Interest expense, net	18,041	18,008	61,932	51,781
Income before income taxes	59,721	7,021	73,336	4,955
Income tax expense	17,799	3,021	22,920	2,088
Net income	41,922	4,000	50,416	2,867

Other comprehensive income:
Foreign currency translation adjustment	37	5	152	(1)
Comprehensive income	$41,959	$4,005	$50,568	$2,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,680	$24,622
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $5,328 and $4,032	84,860	74,682
Inventories	24,819	28,579
Deferred income taxes	2,716	2,865
Assets held for sale	-	19,116
Other current assets	17,603	14,093
Total current assets	231,678	163,957

Property, plant and equipment, net	54,230	53,613
Goodwill	481,211	481,280
Intangible assets, net	532,963	536,963
Other assets	34,755	44,964
	$1,334,837	$1,280,777

* Derived from the Company's 2005 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2006	2005*
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$413	$1,602
Accounts payable	45,107	42,713
Liabilities held for sale	-	9,968
Accrued liabilities	64,485	60,509
Total current liabilities	110,005	114,792

Non-current liabilities:
Long-term debt	891,221	906,148
Deferred income taxes	165,026	144,418
Other	13,536	11,072
Total liabilities	1,179,788	1,176,430

Commitments and contingencies

Stockholders' equity:
Class A common stock, $.01 par value: Authorized - 4,000,000 shares issued and outstanding - 3,878,307 shares	39	39
Class B common stock, $.01 par value: Authorized, issued and outstanding - 688,235 shares	7	7
Additional paid-in capital	102,523	102,337
Retained earnings	54,959	4,648
Accumulated other comprehensive income	286	134
Deferred compensation	-	(361)
Treasury stock, at cost, 61,403 and 46,860 shares of class A common stock and 47,867 and 48,411 shares of class B common stock	(2,765)	(2,457)
Total stockholders' equity	155,049	104,347
	$1,334,837	$1,280,777

* Derived from the Company's 2005 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 24,
	2006	2005
Cash flows from operating activities:
Net income	$50,416	$2,867
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,885	20,204
Provision for bad debts, net	1,296	(525)
Provision for deferred income taxes	20,955	1,268
Non-cash interest expense	21,979	14,788
Gain on sale of Sleep Country USA	(43,834)	-
Non-cash stock compensation expense	530	2
Net changes in operating assets and liabilities:
Accounts receivable	(10,334)	5,766
Inventories	3,270	1,772
Other current assets	(2,881)	3,781
Accounts payable	2,943	6,160
Accrued liabilities	4,319	(12,685)
Other, net	(5,684)	(11,504)
Net cash provided by operating activities	64,860	31,894

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,228)	(3,662)
Purchase of certain assets of Simmons Juvenile Products, Inc.	-	(3,337)
Proceeds from sale of Sleep Country USA, net	52,743	-
Other, net	-	7
Net cash provided by (used in) investing activities	43,515	(6,992)

Cash flows from financing activities:
Borrowings under New Senior Credit Facility, net	480,000	-
Payments of senior credit facility, net	(369,933)	(11,668)
Repayment of senior unsecured term loan	(140,000)	-
Payments of other debt	(160)	(221)
Payments of financing fees	(973)	-
Purchase of treasury stock	(403)	(368)
Net cash used in financing activities	(31,469)	(12,257)

Net effect of exchange rate changes on cash	152	(1)
Change in cash and cash equivalents	77,058	12,644
Cash and cash equivalents, beginning of period	24,622	24,206
Cash and cash equivalents, end of period	$101,680	$36,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

							Accumulated		Common
	Class A		Class B		Additional		Other		Stock	Total
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Deferred	Held In	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Income	Compensation	Treasury	Equity

December 31, 2005 (audited)	3,831,447	$39	639,824	$7	$102,337	$4,648	$134	$(361)	$(2,457)	$104,347

Net income	-	-	-	-	-	50,416	-	-	-	50,416
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	-	-	152	-	-	152
Comprehensive income						50,416	152	-	-	50,568
Issuance of Class B common stock held in treasury	-	-	103,060	-	12	(105)	-	-	95	2
Non-cash stock compensation expense	-	-	-	-	530	-	-	-	-	530
Adoption of Statement of Financial Standards 123R	-	-	-	-	(361)	-	-	361	-	-
Tax windfall resulting from restricted stock awards	-	-	-	-	5	-	-	-	-	5
Purchase of treasury stock at cost	(14,543)	-	(102,516)	-	-	-	-	-	(403)	(403)

September 30, 2006 (unaudited)	3,816,904	$39	640,368	$7	$102,523	$54,959	$286	$-	$(2,765)	$155,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

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

On August 29, 2006, the Company sold its subsidiary, Sleep Country USA, LLC, (“SCUSA”), for net cash proceeds of $52.7 million subject to a final working capital adjustment. This disposition resulted in the Company selling all of its retail bedding segment assets. On September 20, 2006, the Company entered into a definitive agreement to acquire a licensee, Simmons Canada Inc. (“Simmons Canada”) from SCI Income Trust (“SCI”), an income trust traded on the Toronto Stock Exchange. For further information on the SCUSA disposition and the pending Simmons Canada acquisition see Note B, “Acquisitions and Disposals”.

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the periods ended September 30, 2006 are not necessarily indicative of future results that may be expected for the fiscal year ending December 30, 2006 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B. Acquisitions and Disposals

On August 29, 2006, the Company sold its subsidiary, SCUSA, to an affiliate of The Sleep Train, Inc. (“Sleep Train”) for net cash proceeds of $52.7 million subject to a final working capital adjustment. The Company recorded a net gain of $43.8 million. This disposition resulted in the Company selling all of its retail bedding segment assets.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Concurrent with the sale of SCUSA, the Company entered into a multi-year supply agreement with Sleep Train which will result in the Company having a significant ongoing interest in the cash flows of SCUSA. Since the Company has an ongoing interest in the cash flows of SCUSA, the Company did not report the gain on disposition or SCUSA’s results of operations as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following tables show SCUSA’s net sales and net income for the two months ended August 29, 2006 compared to the quarter ended September 24, 2005 and the eight months ended August 29, 2006 compared to the nine months ended September 24, 2005 (in millions):

	Two Months Ended	Quarter Ended	Eight Months Ended	Nine Months Ended
	August 29,	September 24,	August 29,	September 24,
	2006	2005	2006	2005
Net sales	$15.0	$21.6	$61.5	$59.5
Net income	$0.3	$1.3	$3.1	$3.0

For further information on SCUSA’s operating results for the periods presented, see Note H, “Segment Information.”

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying condensed consolidated balance sheet as of December 31, 2005 has been reclassified to present the assets and liabilities of SCUSA as held for sale. The components of the assets and liabilities held for sale as of December 31, 2005 are as follows (in thousands):

ASSETS HELD FOR SALE
Accounts receivable, net	$1,349
Inventory	4,471
Other current assets	992
Property, plant and equipment, net	4,747
Goodwill	6,951
Intangible assets, net	327
Other assets	279
Total assets held for sale	$19,116

LIABILITIES HELD FOR SALE
Accounts payable	$2,318
Accrued liabilities	4,630
Other long-term liabilities	3,020
Total liabilities held for sale	$9,968

On September 20, 2006, the Company entered into a definitive purchase agreement to acquire all of the securities of Simmons Canada from SCI for CAD 16.25 per unit, approximately CAD 136.8 million (estimated $123 million) in cash plus transaction fees. The transaction is subject to the approval of SCI’s unitholders on November 14, 2006. The Simmons Canada acquisition is expected to close in the fourth quarter of 2006.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Simmons Canada, a licensee of the Company, is one of the leading manufacturers of mattresses in Canada. Simmons Canada supplies its products to a broad range of Canadian retail customers, including national department store chains, specialty sleep stores, furniture buying groups, independent furniture retailers,as well as customers in the hospitality industry. Simmons Canada had net sales of approximately CAD 131 million (estimated $109 million) in 2005.

The Company plans to finance the acquisition from existing cash, cash flow generated from operations, and availability under its existing revolving loan included in its senior credit facility.  To protect against a decrease in the value of the US dollar to the Canadian dollar between signing and closing of the acquisition, the Company entered into an option contract on September 21, 2006 to buy a notional amount of CAD 132.0 million on December 18, 2006 at a fixed exchange rate.  The option contract is an effective economic hedge, but does not meet the criteria of a hedge for accounting purposes.  Fluctuations in the fair value of the option contract are recorded in selling, general and administrative expense.  As of September 30, 2006, the Company recognized a $0.2 million loss related to the option contract.

C.  Inventories

A summary of inventories follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$15,376	$18,541
Work-in-progress	807	1,261
Finished goods	8,636	8,777
	$24,819	$28,579

D. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance at beginning of period	$488,230
Sale of SCUSA	(6,951)
Tax benefit allocated to reduce goodwill	(68)
Balance at end of period	$481,211

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

E. Warranties

The conventional bedding products that the Company currently manufactures generally include a ten year non-prorated warranty. The Company records the estimated cost of warranty claims when its products are sold. The Company estimates the cost of warranty claims based on historical sales and warranty returns and the current average costs to settle a warranty claim. The company includes the estimated impact of recoverable salvage value in the calculation of the current average costs to settle a warranty claim.

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended September 30, 2006 and September 24, 2005 (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Balance at beginning of period	$2,943	$3,115	$3,009	$2,715
Additional warranties issued	432	699	1,429	1,713
Warranty settlements	(357)	(423)	(1,241)	(1,373)
Revisions of estimate	(142)	(89)	(321)	247
Balance at end of period	$2,876	$3,302	$2,876	$3,302

    As a result of a decrease in warranty returns combined with a lower cost to settle warranty claims, the warranty accrual as of September 30, 2006 was $0.4 million less than the accrual as of September 24, 2005.

F. Long-Term Debt

A summary of long-term debt follows (in thousands):

	September 30,	December 31,
	2006	2005
Senior credit facility:
Revolving loan	$-	$-
Tranche C term loan	-	369,933
Tranche D term loan	480,000	-
Total senior credit facility	480,000	369,933
Senior unsecured term loan	-	140,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of $72,195 and $86,172	196,805	182,828
Other, including capital lease obligations	14,829	14,989
	891,634	907,750
Less current portion	(413)	(1,602)
	$891,221	$906,148

On May 25, 2006, Simmons Bedding executed the second amended and restated senior credit and guaranty agreement (“New Senior Credit Facility”) with a syndicate of lenders, which amended and restated its existing senior credit facility in its entirety. The New Senior Credit Facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the New Senior Credit Facility were used to replace Simmons Bedding’s $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. This exchange of debt instruments is referred to as the “Refinancing”. Among other things, the New Senior Credit Facility reduces the applicable Eurodollar and Base interest rate margins for borrowings under the term loan.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

In connection with the Refinancing, Simmons Bedding paid approximately $1.9 million in call premiums, agency fees and legal fees (collectively, the “Refinancing Costs”). The Refinancing Costs were recorded in accordance with Emerging Issues Task Force 96-19, Modification of Debt Instruments with Different Terms (“EITF 96-19”). Under EITF 96-19, Simmons Bedding compared each syndicated lenders’ loan under the tranche D term loan with the syndicated lenders’ loan under the tranche C term loan and senior unsecured term loan. For loans under the tranche D term loan that were substantially different than loans under the then existing term loans, Simmons Bedding recorded the exchange of debt instruments as a debt extinguishment, expensed deferred financing fees associated with the extinguished debt, expensed fees paid to lenders, and capitalized third-party costs associated with the New Senior Credit Facility. For loans under the tranche D term loan that were not substantially different, Simmons Bedding recorded the exchange of debt instruments as a modification of the existing term loans, expensed third-party costs associated with the New Senior Credit Facility, and capitalized fees paid to lenders as deferred financing fees. As a result of the Refinancing, Simmons Bedding expensed $5.0 million of deferred financing fees and $1.0 million of Refinancing Costs as a component of interest expense, net in the consolidated statements of operations and capitalized $0.9 million of deferred financing fees as a component of other assets in the consolidated balance sheets.

The revolving loan under the New Senior Credit Facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. Simmons Bedding incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility. As of September 30, 2006, Simmons Bedding had availability to borrow $65.0 million under the revolving loan after giving effect to $10.0 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet current working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

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

The New Senior Credit Facility bears interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25%
Tranche D term loan	2.00%	1.00%

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. As a result of an upgrade in the Company’s debt ratings by Moody’s Investor Service on September 21, 2006, the tranche D term loan interest rate margin was reduced 25 basis points to 2.00%. The weighted average interest rate per annum in effect as of September 30, 2006 for the tranche D term loan was 7.18%.

Simmons Bedding has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $258.0 million of the tranche D term loan, Simmons Bedding has set the interest rate utilizing twelve month Eurodollar rate loans which fixed the Eurodollar Rate at 4.875% through January 26, 2007. The execution of the extended Eurodollar contracts resulted in the Company fixing the interest rate on approximately 53% of its floating rate debt as of September 30, 2006.

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

Simmons Company’s senior discount notes (“Discount Notes”), with an aggregrate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding.

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Simmons Company and THL-SC Bedding (the “Parent Guarantors”) and all of the Company’s active domestic subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are 100% owned by Simmons Bedding. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(18,241)	$275,369	$2,638	$-	$259,766
Cost of products sold	-	820	139,797	1,945	-	142,562
Gross profit	-	(19,061)	135,572	693	-	117,204
Operating expenses:
Selling, general and administrative expenses	7	56,260	27,368	453	-	84,089
Gain on sale of Sleep Country USA	-	-	(43,834)	-	-	(43,834)
Amortization of intangibles	-	808	578	-	-	1,386
Intercompany fees	-	(82,961)	82,714	247	-	-
Licensing revenues	-	(278)	(1,715)	(205)	-	(2,199)
	7	(26,171)	65,112	495	-	39,442
Operating income (loss)	(7)	7,112	70,460	198	-	77,762
Interest expense, net	4,934	12,862	197	48	-	18,041
Income from subsidiaries	43,924	44,752	-	-	(88,676)	-
Income before income taxes	38,983	39,002	70,263	150	(88,676)	59,721
Income tax expense (benefit)	(2,939)	(4,925)	25,580	82	-	17,799
Net income	$41,922	$43,924	$44,683	$68	$(88,676)	$41,922

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 24, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(19,472)	$244,274	$2,041	$-	$226,843
Cost of products sold	-	480	126,850	1,596	-	128,926
Gross profit	-	(19,952)	117,424	445	-	97,917
Operating expenses:
Selling, general and administrative expenses	42	46,192	27,340	449	-	74,023
Amortization of intangibles	-	807	611	-	-	1,418
Intercompany fees	-	(72,347)	72,155	192	-	-
Licensing revenues	-	(296)	(2,066)	(191)	-	(2,553)
	42	(25,644)	98,040	450	-	72,888
Operating income (loss)	(42)	5,692	19,384	(5)	-	25,029
Interest expense, net	4,461	13,293	204	50	-	18,008
Income from subsidiaries	7,555	18,826	-	-	(26,381)	-
Income (loss) before income taxes	3,052	11,225	19,180	(55)	(26,381)	7,021
Income tax expense (benefit)	(948)	3,670	265	34	-	3,021
Net income (loss)	$4,000	$7,555	$18,915	$(89)	$(26,381)	$4,000

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(69,981)	$800,133	$6,683	$-	$736,835
Cost of products sold	-	2,497	403,578	4,977	-	411,051
Gross profit	-	(72,478)	396,555	1,706	-	325,784
Operating expenses:
Selling, general and administrative expenses	74	149,465	85,836	1,253	-	236,628
Gain on sale of Sleep Country USA	-	-	(43,834)	-	-	(43,834)
Amortization of intangibles	-	2,422	1,798	-	-	4,220
Intercompany fees	-	(238,695)	238,060	635	-	-
Licensing revenues	-	(834)	(5,106)	(558)	-	(6,498)
	74	(87,642)	276,754	1,330	-	190,516
Operating income (loss)	(74)	15,164	119,801	376	-	135,268
Interest expense, net	14,159	47,010	627	136	-	61,932
Income from subsidiaries	59,119	82,005	-	-	(141,124)	-
Income before income taxes	44,886	50,159	119,174	240	(141,124)	73,336
Income tax expense (benefit)	(5,530)	(8,960)	37,275	134	-	22,920
Net income	$50,416	$59,119	$81,899	$106	$(141,124)	$50,416

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 24, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$(53,289)	$686,407	$7,349	$-	$640,467
Cost of products sold	-	1,073	353,767	5,508	-	360,348
Gross profit	-	(54,362)	332,640	1,841	-	280,119
Operating expenses:
Selling, general and administrative expenses	202	146,712	78,036	1,576	-	226,526
Amortization of intangibles	-	2,422	1,854	-	-	4,276
Intercompany fees	-	(215,154)	214,503	651	-	-
Licensing revenues	-	(825)	(6,075)	(519)	-	(7,419)
	202	(66,845)	288,318	1,708	-	223,383
Operating income (loss)	(202)	12,483	44,322	133	-	56,736
Interest expense, net	12,842	38,233	604	102	-	51,781
Income from subsidiaries	11,717	42,537	-	-	(54,254)	-
Income (loss) before income taxes	(1,327)	16,787	43,718	31	(54,254)	4,955
Income tax expense (benefit)	(4,194)	5,070	1,304	(92)	-	2,088
Net income	$2,867	$11,717	$42,414	$123	$(54,254)	$2,867

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of September 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$93,565	$5,276	$2,839	$-	$101,680
Accounts receivable	-	-	83,803	1,057	-	84,860
Inventories	-	-	24,114	705	-	24,819
Other	-	10,168	9,759	392	-	20,319
Total current assets	-	103,733	122,952	4,993	-	231,678
Property, plant and equipment, net	-	12,625	36,713	4,892	-	54,230
Goodwill and other intangibles, net	-	65,281	948,828	65	-	1,014,174
Other assets	3,241	29,781	1,418	315	-	34,755
Net investment in and advances to (from) affiliates	330,662	854,344	212,424	(1,269)	(1,396,162)	-
	$333,903	$1,065,764	$1,322,336	$8,996	$(1,396,162)	$1,334,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$213	$-	$413
Accounts payable and accrued liabilities	145	48,936	59,333	1,178	-	109,592
Total current liabilities	145	48,936	59,533	1,391	-	110,005
Long-term debt	196,806	680,000	13,098	1,317	-	891,221
Deferred income taxes	(18,097)	(12,806)	195,765	164	-	165,026
Other non-current liabilities	-	9,910	3,418	208	-	13,536
Total liabilities	178,854	726,040	271,814	3,080	-	1,179,788
Stockholders' equity	155,049	339,724	1,050,522	5,916	(1,396,162)	155,049
	$333,903	$1,065,764	$1,322,336	$8,996	$(1,396,162)	$1,334,837

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$274	$(15,418)	$79,131	$873	$-	$64,860
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(5,172)	(4,056)	-	-	(9,228)
Proceeds from sale of SCUSA	-	-	52,743	-	-	52,743
Net cash provided by (used in) investing activities	-	(5,172)	48,687	-	-	43,515
Cash flows from financing activities:
Borrowings under new senior credit facility, net	-	480,000	-	-	-	480,000
Payments of senior credit facility, net	-	(369,933)	-	-	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)	-	-	-	(140,000)
Payment of other long-term obligations	-	-	-	(160)	-	(160)
Purchase of treasury stock	(403)	-	-	-	-	(403)
Payment of financing fees	(41)	(932)	-	-	-	(973)
Receipt from (distribution to) affiliates	170	125,197	(123,971)	(1,396)	-	-
Net cash provided by (used in) financing activities	(274)	94,332	(123,971)	(1,556)	-	(31,469)
Net effect of exchange rate changes	-	-	-	152	-	152
Change in cash and cash equivalents	-	73,742	3,847	(531)	-	77,058
Cash and cash equivalents:
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$93,565	$5,276	$2,839	$-	$101,680

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statement

Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 24, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(384)	$18,694	$13,747	$(163)	$-	$31,894
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(1,662)	(1,979)	(21)	-	(3,662)
Purchase of Simmons Juvenile products	-	-	(3,337)	-	-	(3,337)
Other	-	-	7	-	-	7
Net cash used in investing activities	-	(1,662)	(5,309)	(21)	-	(6,992)
Cash flows from financing activities:
Payments of deferred financing fees	-	-	-	-	-	-
Repayment of long-term obligations	-	(11,668)	(47)	(174)	-	(11,889)
Purchase of treasury stock	(368)	-	-	-	-	(368)
Receipt from (distribution to) affiliates	400	4,356	(6,023)	1,267	-	-
Net cash provided by (used in) financing activities	32	(7,312)	(6,070)	1,093	-	(12,257)
Net effect of exchange rate changes	-	-	-	(1)		(1)
Change in cash and cash equivalents	(352)	9,720	2,368	908	-	12,644
Cash and cash equivalents:
Beginning of period	352	15,923	7,333	598	-	24,206
End of period	$-	$25,643	$9,701	$1,506	$-	$36,850

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

G. Share-Based Compensation

Under the Simmons Company Equity Incentive Plan (“Incentive Plan”), the Company is authorized to grant options, restricted stock or other awards to the management, directors and consultants of the Company. Under the Incentive Plan, the Company has issued shares of Class B common stock as restricted stock awards. The current restricted stock awards are performance based awards, where the restrictions lapse based upon the achievement of specific measurable performance criteria. As of January 1, 2006, most of the awards vested ratably over a four year period based upon the Company meeting certain annual Adjusted EBITDA targets or on the eighth anniversary after issuance. Future vesting was subject to the holders continued full-time employment with the Company or continuance as a director of the Company. Unvested shares accelerated upon a change of control of the Company if the Company had met certain performance criteria. Holders of the restricted stock had the right to receive dividends and vote shares, but could not sell, assign, transfer or pledge or otherwise encumber the stock.

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006 (the first day of the 2006 first quarter). Prior to the adoption of SFAS 123R, the Company accounted for its awards of restricted stock made to its employees, directors and consultants pursuant to the Incentive Plan in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation cost was measured at the grant date as the excess of the fair value of the award over the purchase price. The entire amount of the compensation cost was recorded as deferred compensation and amortized as a charge to selling, general and administrative expense over the period that the restrictions were expected to lapse.

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

Fair value is determined by the Company’s board of directors based upon a quarterly valuation of the Company’s enterprise value as measured by a third party valuation specialist. The Company’s enterprise value fluctuates based upon its operating performance, changes in market multiples for comparable publicly traded companies, and changes in transaction multiples paid for companies with similar operations as the Company.

Since vesting of certain restricted stock awards granted under the Incentive Plan was unlikely, 569,136 shares of restricted stock awards were modified by the Company on April 17, 2006. Among other things, the modification resulted in the vesting of 18.75% of restricted stock awards for certain individuals not previously vested; revising of the vesting schedule through 2008; lowering of the Adjusted EBITDA performance targets for 2006 and 2007; and the elimination of cliff vesting. The fair value of the restricted stock awards post-modification was greater than the fair value of the awards prior to modification. As a result, the Company recorded an additional $1.0 million of deferred compensation, which will be recognized as an expense over the remaining vesting period.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents a rollforward of the number of nonvested shares for the nine months ended September 30, 2006 and the weighted-average grant-date fair value of the restricted stock awards:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date
Nonvested shares as of December 31, 2005	536,652	$0.84
Granted	103,060	$3.05
Vested	(35,040)	$2.39
Forfeited	(95,561)	$0.67
Nonvested shares as of September 30, 2006	509,111	$1.54

     Non-cash stock compensation expense was less than $0.1 million and $0.5 million for the quarter and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Incentive Plan which is expected to be recognized as an expense over a weighted average period of 2.5 years.

H. Segment Information

Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.

As a result of the sale of SCUSA (see Note B, “Acquisition and Disposals”), the Company no longer sells products to end consumers, other than the sale of its off-quality products and product returns through its outlet stores. The Company principally manufactures, sells and distributes its premium branded bedding products to domestic retail customers and institutional users of bedding products, such as the hospitality industry. Accordingly, the Company only operates in one segment as of September 30, 2006 and the results of SCUSA are included in the segment data through August 29, 2006.

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

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize segment information:

Quarter Ended September 30, 2006
(In thousands)
	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$244,798	$14,968	$-	$259,766
Intersegment net sales	3,457	-	(3,457)	-
Adjusted EBITDA	42,039	1,529	(108)	43,460
Depreciation and amortization expense	7,603	226	-	7,829
Expenditures for long-lived assets	3,050	402	-	3,452
Segment assets	1,334,837	-	-	1,334,837

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$9,755	$32,275	$(108)	$41,922
Depreciation and amortization	7,603	226	-	7,829
Income taxes	5,124	12,675	-	17,799
Interest expense, net	18,041	-	-	18,041
Interest income	502	15	-	517
EBITDA	41,025	45,191	(108)	86,108
Gain on sale of SCUSA	-	(43,834)	-	(43,834)
Transaction expenses	386	42	-	428
Management fees	350	73	-	423
State taxes in lieu of income taxes	148	57	-	205
Reorganization costs	65	-	-	65
Other	52	-	-	52
Non-cash stock compensation	13	-	-	13
Adjusted EBITDA	$42,039	$1,529	$(108)	$43,460

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Quarter Ended September 24, 2005
(In thousands)
	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$205,225	$21,618	$-	$226,843
Intersegment net sales	5,050	-	(5,050)	-
Adjusted EBITDA	33,298	2,562	(89)	35,771
Depreciation and amortization expense	6,743	338	-	7,081
Expenditures for long-lived assets	606	470	-	1,076
Segment assets	1,279,166	26,549	(2,608)	1,303,107

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$2,794	$1,295	$(89)	$4,000
Depreciation and amortization	6,743	338	-	7,081
Income taxes	2,296	725	-	3,021
Interest expense, net	18,008	-	-	18,008
Interest income	66	(1)	-	65
EBITDA	29,907	2,357	(89)	32,175
Reorganization costs	2,681	-	-	2,681
Management fees	293	127	-	420
State taxes in lieu of income taxes	134	78	-	212
Plant opening, closing charges	281	-	-	281
Non-cash stock compensation expense	2	-	-	2
Adjusted EBITDA	$33,298	$2,562	$(89)	$35,771

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2006
(In thousands)
	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$675,290	$61,545	$-	$736,835
Intersegment net sales	12,581	-	(12,581)	-
Adjusted EBITDA	113,740	6,076	(86)	119,730
Depreciation and amortization expense	21,010	875	-	21,885
Expenditures for long-lived assets	7,449	1,779	-	9,228
Segment assets	1,334,837	-	-	1,334,837

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$15,869	$34,633	$(86)	$50,416
Depreciation and amortization	21,010	875	-	21,885
Income taxes	9,119	13,801	-	22,920
Interest expense, net	61,928	4	-	61,932
Interest income	737	15	-	752
EBITDA	108,663	49,328	(86)	157,905
Gain on sale of SCUSA	-	(43,834)	-	(43,834)
Reorganization costs	1,519	-	-	1,519
Management fees	957	306	-	1,263
Management severance	867	-	-	867
Transaction expenses	518	42	-	560
State taxes in lieu of income taxes	458	234	-	692
Non-cash stock compensation	530	-	-	530
Other	228	-	-	228
Adjusted EBITDA	$113,740	$6,076	$(86)	$119,730

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 24, 2005
(In thousands)
	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$580,959	$59,508	$-	$640,467
Intersegment net sales	11,613	-	(11,613)	-
Adjusted EBITDA	76,969	6,354	81	83,404
Depreciation and amortization expense	19,113	1,091	-	20,204
Expenditures for long-lived assets	2,762	900	-	3,662
Segment assets	1,279,166	26,549	(2,608)	1,303,107

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
Net income (loss)	$(247)	$3,033	$81	$2,867
Depreciation and amortization	19,113	1,091	-	20,204
Income taxes	398	1,690	-	2,088
Interest expense, net	51,775	6	-	51,781
Interest income	113	-	-	113
EBITDA	71,152	5,820	81	77,053
Reorganization costs	4,026	-	-	4,026
Management fees	856	317	-	1,173
Management severance	105	-	-	105
State taxes in lieu of income taxes	330	217		547
Transaction expenses	177	-	-	177
Plant opening, closing charges	321	-	-	321
Non-cash stock compensation expense	2	-	-	2
Adjusted EBITDA	$76,969	$6,354	$81	$83,404

I. Contingencies

From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

J. Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between the tax position recognized under FIN 48 and the amount previously taken or expected to be taken in a company’s tax return. FIN 48 will be effective for the Company at the beginning of fiscal year 2007. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for the Company at the beginning of fiscal year 2007. The Company has not completed its analysis, but does not expect this statement to have a significant impact on its consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for the Company at the beginning of fiscal year 2007. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If material to the current year’s income statement, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. However, in such case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years’ statements are filed with the SEC. SAB 108 is effective for the Company’s fiscal year ending December 30, 2006. The Company does not expect to change its current practice regarding accounting for misstatements and does not expect the need for restatement of prior periods as a result of SAB 108.

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

Recent Events

Sale of Retail Segment

On August 29, 2006, we sold our subsidiary, Sleep Country USA, LLC (“SCUSA”), to an affiliate of The Sleep Train, Inc. (“Sleep Train”) for net cash proceeds of $52.7 million subject to a final working capital adjustment. We recorded a net gain of $43.8 million. This disposition resulted in the selling of all our retail bedding segment operations.

Concurrent with the sale of SCUSA, we entered into a multi-year supply agreement with Sleep Train which will result in us having a significant ongoing interest in the cash flows of SCUSA. Since we have a significant ongoing interest in the cash flows of SCUSA, we did not report the gain on disposition or SCUSA’s results of operations as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Purchase of Simmons Canada

On September 20, 2006, we entered into a definitive purchase agreement to acquire all of the securities of Simmons Canada Inc. (“Simmons Canada”) from SCI Income Trust (“SCI”), an income trust traded on the Toronto Stock Exchange, for approximately CAD 136.8 million (estimated $123 million) in cash plus transaction fees. The transaction is subject to the approval of SCI’s unitholders on November 14, 2006. The Simmons Canada acquisition is expected to close in the fourth quarter of 2006.

Simmons Canada, a licensee of ours, is one of the leading manufacturers of mattresses in Canada. Simmons Canada supplies its products to a broad range of customers located in Canada, including national department store chains, specialty sleep stores, furniture buying groups, independent furniture retailers as well as to the hospitality industry. Simmons Canada had net sales of approximately CAD 131 million (estimated $109 million) in 2005.

We plan to finance the acquisition from existing cash ($101.7 million as of September 30, 2006), cash flow generated from operations, and availability under Simmons Bedding’s existing revolving loan from its senior credit facility. To protect against a decrease in the value of the US dollar to the Canadian dollar between signing and closing of the acquisition, we entered into an option contract on September 21, 2006 to buy a notional amount of CAD 132.0 million on December 18, 2006 at a fixed exchange rate.  The option contract is an effective economic hedge, but does not meet the criteria of a hedge for accounting purposes.  Fluctuations in the fair value of the option contract are recorded in selling, general and administrative expense.  As of September 30, 2006, we recognized a $0.2 million loss related to the option contract.

Appointment of a New President

    On November 10, 2006, we announced the appointment of Gary S. Matthews as its President effective December 1, 2006. Mr. Matthews will report to our Chairman and Chief Executive Officer, Charles R. Eitel, and will be responsible for the day-to-day management and operations of our business. Mr. Matthews has served in various corporate and leadership capacities during his 25-year career, including most recently President and Chief Executive Officer of privately-held Sleep Innovations, Inc., a fabricator and marketer of foam bedding, specialty sleep products and accessories.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	54.9%	56.8%	55.8%	56.3%
Gross margin	45.1%	43.2%	44.2%	43.7%

Operating expenses:
Selling, general and administrative expenses	32.4%	32.6%	32.1%	35.4%
Gain on sale of Sleep Country USA	-16.9%	0.0%	-5.9%	0.0%
Amortization of intangibles	0.5%	0.6%	0.6%	0.7%
Licensing revenues	-0.8%	-1.1%	-0.9%	-1.2%
	15.2%	32.1%	25.9%	34.9%

Operating income	29.9%	11.0%	18.4%	8.9%

Interest expense, net	6.9%	7.9%	8.4%	8.1%
Income before income taxes	23.0%	3.1%	10.0%	0.8%
Income tax expense	6.9%	1.3%	3.1%	0.3%
Net income	16.1%	1.8%	6.8%	0.5%

Quarter Ended September 30, 2006 as Compared to the Quarter Ended September 24, 2005

Net Sales. The following table presents our net sales and the dollar amount and percentage change by segment for the quarter ended September 30, 2006 compared to the quarter ended September 24, 2005.

			$ increase	% increase
	2006	2005	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$248.3	$210.3	$38.0	18.1%
Retail bedding segment prior to disposition of segment on August 29, 2006	15.0	21.6	(6.7)	-30.8%
Eliminations	(3.5)	(5.1)	1.6
Consolidated net sales	$259.8	$226.8	$32.9	14.5%

For the quarter ended September 30, 2006, wholesale bedding segment net sales increased 18.1% compared to the same period of 2005 primarily as a result of (i) a 9.9% increase in our conventional bedding unit volume resulting in an estimated increase in wholesale bedding net sales of $22.5 million, (ii) a 4.3% increase in our conventional bedding average unit selling price (“AUSP”) resulting in an estimated increase of wholesale bedding net sales of $10.7 million, and (iii) an $8.4 million decrease in co-op advertising expenditures classified as a sales reduction due to more of the expenditures meeting the criteria of a selling expense during the third quarter of 2006 compared to the same period of 2005. Our conventional bedding unit volume increase resulted principally from the remerchandising of our product lines with our dealers primarily in the second and third quarters of 2005 to include improved product offerings combined with a more effective sales approach following the sales force reorganization in December 2005. Our improvement in AUSP in the third quarter was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

For the quarters ended September 30, 2006 and September 24, 2005, our wholesale bedding segment net sales reflect a reduction of $16.0 million and $23.0 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions decreased for the third quarter of 2006 compared to the same period of 2005 principally due to the aforementioned reduction of co-op advertising expenditures classified as a reduction of sales. As a percentage of our sales, our total co-op advertising expenditures, regardless of whether reported as selling expense or a sales reduction, for the quarter ended September 30, 2006, were 0.3 percentage points higher than the total co-op advertising expenditures for the quarter ended September 24, 2005.

Retail bedding segment net sales decreased $6.7 million, or 30.8%, for the quarter ended September 30, 2006 compared to the quarter ended September 24, 2005 as a result of the sale of SCUSA on August 29, 2006.

Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the quarter ended September 30, 2006 compared to the quarter ended September 24, 2005.

					Margin %
	Gross Profit		Gross Margin		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$109.3	$86.1	44.0%	41.0%	3.0%
Retail bedding segment prior to disposition of segment on August 29, 2006	8.0	11.9	53.7%	55.0%	-1.3%
Eliminations	(0.1)	(0.1)
Consolidated	$117.2	$97.9	45.1%	43.2%	1.9%

Our wholesale bedding segment gross margin for the quarter ended September 30, 2006, increased by 3.0 percentage points compared to the quarter ended September 24, 2005, due to the classification of more co-op advertising as a selling expense for the third quarter of 2006 compared to the same period of 2005 and the increase in our AUSP. Partially offsetting our improvement in wholesale bedding segment gross margin, our conventional bedding cost per unit increased 1.9% for the third quarter of 2006 compared to the same period 2005. The increase in the conventional bedding cost per unit was a result of a 4.3% increase in our material cost per unit, primarily due to inflation in polyurethane foam costs in the fourth quarter of 2005. Partially offsetting the increase in our material cost per unit, our conventional bedding labor and overhead cost per unit decreased 2.8% in the third quarter of 2006 compared to the same period of 2005 as a result of favorable manufacturing efficiencies driven by increased unit volume.

Our retail bedding segment gross margin decreased 1.3 percentage points compared to the third quarter 2005 principally due to a shift in sales mix to lower margin products.

Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the quarter ended September 30, 2006 compared to the quarter ended September 24, 2005.

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$76.8	$64.2	30.9%	30.5%	0.4%
Retail bedding segment prior to disposition of segment on August 29, 2006	7.3	9.8	48.4%	45.3%	3.1%
Consolidated	$84.1	$74.0	32.4%	32.6%	-0.2%

    As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the quarter ended September 30, 2006 increased 0.4 percentage points compared to the quarter ended September 24, 2005. SG&A increased as a result of the classification of more co-op advertising expenditures as a selling expense in the third quarter of 2006 compared to the same period of 2005 as discussed above in “Net Sales.” As a result of this change in classification, our co-op advertising expenditures classified as a selling expense increased $12.7 million in the third quarter of 2006 compared to the same period of 2005. Partially offsetting the increase in co-op advertising classified as a selling expense, our selling expenses decreased $1.8 million in the third quarter of 2006 compared to the same period of 2005 as a result of our sales force reorganization in December 2005 and the timing of new product introductions.

Our retail segment SG&A increased 3.1 percentage points for the quarter ended September 30, 2006 compared to the quarter ended September 24, 2005 primarily due to indirect expenses incurred to sell SCUSA.

Amortization of Intangibles. For each of the quarters ended September 30, 2006 and September 24, 2005, amortization of intangibles was $1.4 million.

Licensing Revenues. For the quarter ended September 30, 2006, licensing fees decreased $0.4 million to $2.2 million from $2.6 million for the quarter ended September 24, 2005. Licensing fees decreased principally as a result of declining sales at one of our licensees that lost a major customer.

Interest Expense, Net. For each of the quarters ended September 30, 2006 and September 24, 2005, interest expense was $18.0 million. Our non-cash interest expense for the third quarter of 2006 was $5.3 million, which included $4.8 million related to the accretion of the original issuance discount on our 10% senior discount notes.

Income Taxes. The combined federal, state and foreign effective income tax rate for the quarter ended September 30, 2006 of 29.8% differs from the federal statutory rate of 35.0% primarily due to the tax gain on the sale of SCUSA being less than the book gain, partially offset by state income tax expense. The combined federal, state and foreign effective income tax rate for the quarter ended September 24, 2005 of 43.0% differs from the federal statutory rate of 35.0% primarily due to state income tax expense, partially offset by an adjustment for federal and state income taxes based on actual year 2004 income tax returns filed in 2005.

Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 24, 2005

Net Sales. The following table presents our net sales and the dollar amount and percentage change by segment for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005.

			$ increase	% increase
	2006	2005	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$687.9	$592.6	$95.3	16.1%
Retail bedding segment prior to disposition of segment on August 29, 2006	61.5	59.5	2.0	3.4%
Eliminations	(12.6)	(11.6)	(1.0)
Consolidated net sales	$736.8	$640.5	$96.4	15.0%

For the nine months ended September 30, 2006, wholesale bedding segment net sales increased 16.1% compared to the same period of 2005 primarily as a result of (i) a 12.6% increase in our conventional bedding unit volume resulting in an estimated increase in wholesale bedding net sales of $79.3 million and (ii) a 3.3% increase in our conventional bedding AUSP resulting in an estimated increase of wholesale bedding net sales of $23.6 million. Our conventional bedding unit volume increase resulted principally from the remerchandising of our product lines with our dealers primarily in the second and third quarters of 2005 to include improved product offerings combined with a more effective sales approach following the sales force reorganization in December 2005. Our improvement in AUSP was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

Partially offsetting the nine months wholesale bedding segment net sales increase, our sales reductions for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates increased $5.4 million to $63.0 million for the nine months ended September 30, 2006 compared to $57.6 million for the nine months ended September 24, 2005. Our sales reductions increased for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 principally due to our growth in sales volume. As a percentage of our sales, our total co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for the nine months ended September 30, 2006, was 0.5 percentage points higher than the total co-op advertising expenditures for the nine months ended September 24, 2005, primarily due to a shift in product mix and customer mix to products/customers that receive more selling support.

Retail bedding segment net sales increased $2.0 million, or 3.4%, for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 despite our retail bedding segment only having eight months of operations in 2006 as a result of our sale of SCUSA on August 29, 2006. Our retail bedding segment sales growth was due to the addition of new retail stores and an increase in same store sales for the eight months ended August 29, 2006 compared to the same period of 2005.

Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005.

					Margin %
	Gross Profit		Gross Margin		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$292.9	$247.9	42.6%	41.8%	0.8%
Retail bedding segment prior to disposition of segment on August 29, 2006	33.0	32.1	53.6%	54.0%	-0.4%
Eliminations	(0.1)	0.1
Consolidated	$325.8	$280.1	44.2%	43.7%	0.5%

Our wholesale bedding segment gross margin for the nine months ended September 30, 2006, increased by 0.8 percentage points compared to the nine months ended September 24, 2005, principally due to an increase in our AUSP. Our conventional bedding cost per unit increased 1.3% for the nine months ended September 30, 2006 compared to the same period of 2005. This unit cost increase resulted from our material costs per unit increasing 5.5% due principally to inflation in polyurethane foam costs beginning in the fourth quarter of 2005. Partially offsetting the higher material costs, our conventional bedding labor and overhead costs per unit have decreased 6.4% for the nine months ended September 30, 2006 compared to the same period of 2005, principally as a result of favorable manufacturing efficiencies due to increased unit volume.

SG&A. The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005.

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2006	2005	2006	2005	Change
	(in millions)
Wholesale bedding segment	$208.1	$199.4	30.3%	33.6%	-3.3%
Retail bedding segment prior to disposition of segment on August 29, 2006	28.5	27.1	46.3%	45.6%	0.7%
Consolidated	$236.6	$226.5	32.1%	35.4%	-3.3%

As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the nine months ended September 30, 2006 declined 3.3 percentage points compared to the nine months ended September 24, 2005. SG&A decreased principally due to reductions in (i) our selling expenses of $10.7 million, or 2.9 percentage points, primarily as a result of our sales force reorganization in December 2005 and the timing of new product introductions and (ii) our corporate function expenses of $2.2 million, or 0.4 percentage points, due to a national leadership meeting having occurred in 2005, whereas no such event occurred in 2006.

Amortization of Intangibles. For each of the nine months ended September 30, 2006 and September 24, 2005, amortization of intangibles was $4.2 million.

Licensing Revenues. For the nine months ended September 30, 2006, licensing fees decreased $0.9 million to $6.5 million from $7.4 million for the nine months ended September 24, 2005. Licensing fees for the nine months ended September 24, 2005 included additional royalties of $0.6 million related to an audit of a licensee.

Interest Expense, Net. For the nine months ended September 30, 2006, interest expense increased $10.2 million to $61.9 million from $51.8 million for the nine months ended September 24, 2005. Interest expense increased principally due to the expensing of $5.0 million of deferred financing fees associated with the repurchasing of our $140.0 million senior unsecured term loan in connection with the execution of the amended and restated senior credit and guaranty agreement (“New Senior Credit Facility”) on May 25, 2006 (this exchange of debt instruments is collectively referred to as the “Refinancing”). Additionally, in connection with the Refinancing, we incurred $1.0 million of refinancing costs that were recorded as interest expense. Excluding the expenses related to the Refinancing, interest expense for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 increased $4.2 million due primarily to (i) higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings and reduced interest rate margins for our senior credit facility as a result of the Refinancing and (ii) increased non-cash interest on our 10% senior discount notes. Our non-cash interest expense for the nine months ended September 30, 2006 was $20.3 million.

Income Taxes. The combined federal, state, and foreign effective income tax rate for the nine months ended September 30, 2006 of 31.3%, differs from the federal statutory rate of 35.0% primarily due to the tax gain on the sale of SCUSA being less than the book gain, partially offset by state income tax expense. The combined federal, state, and foreign effective income tax rate for the nine months ended September 24, 2005 of 42.1% differs from the federal statutory rate of 35.0% primarily due to state income tax expense, partially offset by an adjustment for federal and state income taxes based on actual year 2004 income tax returns filed in 2005.

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

On May 25, 2006, Simmons Bedding executed the New Senior Credit Facility with a syndicate of lenders, which amends and restates its existing senior credit facility in its entirety. The New Senior Credit Facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the New Senior Credit Facility were used to replace Simmons Bedding’s $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. Among other things, the New Senior Credit Facility reduces the applicable Eurodollar and Base interest rate margins for borrowings under the term loan. Subsequent to the Refinancing, Simmons Bedding voluntarily prepaid $12.0 million of the tranche D term loan resulting in the next required principal payment of $0.3 million being scheduled for September 2008.

On August 29, 2006, we sold SCUSA to an affiliate of Sleep Train for net cash proceeds of $52.7 million subject to a final working capital adjustment.

    On September 20, 2006, we entered into a definitive purchase agreement to acquire all the securities of Simmons Canada from SCI for approximately CAD 136.8 million (estimated $123 million) in cash plus transaction fees. This transaction is expected to close in the fourth quarter of 2006. We plan to finance the acquisition from existing cash ($101.7 million as of September 30, 2006), cash flow generated from operations, and availability under Simmons Bedding’s existing revolving loan from its senior credit facility. To protect against a decrease in the value of the US dollar to the Canadian dollar between signing and closing of the acquisition, we entered into an option contract on September 21, 2006 to buy a notional amount of CAD 132.0 million on December 18, 2006 at a fixed exchange rate.  The option contract is an effective economic hedge, but does not meet the criteria of a hedge for accounting purposes.  Fluctuations in the fair value of the option contract are recorded in selling, general and administrative expense.  As of September 30, 2006, we recognized a $0.2 million loss related to the option contract.

Future principal payments of our debt are expected to be paid out of cash flows from operations, borrowings available under the senior credit facility or proceeds from the sale of assets. Historically, we have paid minimal federal income taxes as a result of net operating loss carryforwards. For 2006, we had net operating loss carryforwards for federal income tax purposes of $121.7 million and state net operating loss carryforwards of $95.7 million. Our federal and state net operating loss carryforwards expire on various dates through 2024 and 2025, respectively. As a result of our net operating losses, we expect to pay minimal federal and state income taxes in 2006. For 2007, we believe that our cash payments for federal and state income taxes will increase significantly due to the estimated full utilization of our net operating loss carryforwards.

The following table summarizes our changes in cash (in millions):

	Nine Months Ended
	September 30,	September 24,
	2006	2005
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$64.9	$31.9
Investing activities	43.5	(7.0)
Financing activities	(31.5)	(12.3)
Net effect of exchange rates	0.2	-
Increase in cash and cash equivalents	77.1	12.6
Cash and cash equivalents:
Beginning of period	24.6	24.2
End of period	$101.7	$36.9

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended
September 24, 2005

Cash flows provided by Operating Activities. Our cash flows from operating activities increased $33.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 primarily due to our growth in net sales combined with our lower cost structure. Our working capital, exclusive of assets and liabilities held for sale, as a percentage of last twelve months net sales increased to 2.1% as of September 30, 2006 compared to 2.0% as of December 31, 2005.

Cash flows provided by (used in) Investing Activities. Our cash flows provided by investing activities increased $50.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005. We received $52.7 million of net cash proceeds from the sale of SCUSA during the nine months ended September 30, 2006. We paid $3.3 million of contingent cash consideration related to the acquisition of certain assets of Simmons Juvenile Products, Inc. (“Juvenile Acquisition”) during the nine months ended September 24, 2005. Our expenditures for property, plant and equipment for the nine months ending September 30, 2006 were $5.6 million more than such expenditures during the same period of 2005 principally due to an ongoing upgrade of our computer systems software.

Cash flows used in Financing Activities. Our cash flows used in financing activities increased $19.2 million during the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 principally due to more voluntary payments on our senior credit facility. For the first nine months of 2006, we repaid $30.0 million of bank debt (net of borrowings) compared to $11.7 million for the first nine months of 2005.

Debt

The New Senior Credit Facility provides for a $75.0 million revolving loan and a $492.0 million tranche D term loan facility. The revolving loan will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. Simmons Bedding incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility. As of September 30, 2006, Simmons Bedding had availability to borrow $65.0 million under the revolving loan after giving effect to $10.0 million that was reserved for Simmons Bedding’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet Simmons Bedding’s current working capital requirements, including issuance of stand-by and trade letters of credit. Simmons Bedding also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

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

The New Senior Credit Facility bears interest at Simmons Bedding’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25%
Tranche D term loan	2.00%	1.00%

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. As a result of an upgrade in the Company’s debt ratings on September 21, 2006, the tranche D term loan interest rate margin was reduced 25 basis points to 2.00%. The weighted average interest rate per annum in effect as of September 30, 2006 for the tranche D term loan was 7.18%.

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

Simmons Company’s and Simmons Bedding’s long-term obligations contain various financial tests and covenants. Simmons Company and Simmons Bedding were in compliance with such covenants as of September 30, 2006. However, if Simmons Bedding’s operating results fall below current expectations, Simmons Company or Simmons Bedding may not be able to meet such covenants in future periods.  If Simmons Company or Simmons Bedding are not in compliance with such covenants in future periods we would be required to obtain a waiver from our lenders to avoid being in default.  Simmons Bedding may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio) and total net debt (debt less cash) to Adjusted EBITDA (leverage ratio), all as defined in the New Senior Credit Facility. The minimum cash interest coverage ratio and maximum leverage ratios are computed based on Simmons Bedding’s results for the last twelve months ended, adjusted for any dispositions or acquisitions. The New Senior Credit Facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and dispositions. More specifically, Simmons Bedding’s financial covenants related to minimum cash interest coverage ratio and maximum leverage ratios, as amended, are as follows:

•
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 from September 30, 2006 through December 31, 2006; 2.00:1.00 as of March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; 2.25:1.00 as of December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

•
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.15:1.00 as of September 30, 2006; 5.90:1.00 as of December 31, 2006; 5.60:1.00 as of March 31, 2007; 5.25:1.00 as of June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

Adjusted EBITDA (as defined in the New Senior Credit Facility) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual, or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the New Senior Credit Facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following is a calculation of Simmons Bedding’s minimum cash interest coverage and maximum leverage ratios under its senior credit facility as of September 30, 2006 (dollar amounts in millions, except ratios). The terms and related calculations are defined in the New Senior Credit Facility.

September 30,
2006
Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended adjusted EBITDA(1)	$143.2
Simmons Bedding cash interest expense(2)	$54.6
Actual interest coverage ratio(3)	2.62x
Minimum permitted interest coverage ratio	1.85x

Calculation of maximum leverage ratio:
Simmons Company indebtedness	$891.6
Less: 10% senior discount notes	196.8
Simmons Bedding indebtedness	694.8
Less: Simmons Bedding cash and cash equivalents(4)	30.0
Simmons Bedding net debt	$664.8
Simmons Bedding twelve months ended adjusted EBITDA(1)	$143.2
Actual leverage ratio(5)	4.64x
Maximum permitted leverage ratio	6.15x

(1)
Simmons Bedding’s Adjusted EBITDA for the twelve months ended September 30, 2006 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, non-cash stock compensation expense, transaction related expenditures, plant opening and closing charges, reorganization costs, management fees, state taxes in lieu of state income taxes and other non-recurring/non-cash charges as permitted under the New Senior Credit Facility. Additionally, Adjusted EBITDA is adjusted to exclude the operating results of SCUSA, which was sold on August 29, 2006, from the beginning of the last twelve month period and exclude the gain on the sale of SCUSA. The following table shows the calculation of Simmons Bedding’s pro-forma Adjusted EBITDA to exclude SCUSA for the last twelve months ended September 30, 2006 (in millions):

Simmons Bedding twelve months ended September 30, 2006	$150.8
SCUSA eleven months ended August 29, 2006	8.0
Eliminations eleven months ended August 29, 2006	(0.4)
$143.2

(2)	A calculation of Simmons Bedding’s consolidated cash interest expense, as defined in the New Senior Credit Facility, for the twelve months ended September 30, 2006, as follows (in millions):

Simmons Company interest expense, net	$80.5
Less: Simmons Company non-cash interest expense	(18.9)
Simmons Bedding interest expense, net	61.6
Add: Simmons Bedding interest income	0.9
Less: Call premium included in interest expense	(0.7)
Simmons Bedding gross interest expense	61.8
Less: Simmons Bedding non-cash interest expense	(7.2)
$54.6

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.
(4)
Our senior credit facility permits a maximum of $30.0 million of cash to be netted against our debt for purposes of this covenant computation. Actual cash as of September 30, 2006 totaled $101.7 million.

(5)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements

In connection with the sale of Gallery Corp. to Pacific Coast Mattress, Inc. (“PCM”) on May 1, 2004, we continue to guarantee approximately $0.5 million of PCM’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidated balance sheet as of September 30, 2006.

Seasonality/Other

Our third quarter sales are typically higher than sales for our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between the tax position recognized under FIN 48 and the amount previously taken or expected to be taken in a company’s tax return. FIN 48 will be effective for us at the beginning of fiscal year 2007. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for us at the beginning of fiscal year 2007. We have not completed our analysis, but do not expect this statement to have a significant impact on our consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 would be effective for us at the beginning of fiscal year 2007. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If material to the current year’s income statement, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. However, in such case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years’ statements are filed with the SEC. SAB 108 is effective for our fiscal year ending December 30, 2006. We do not expect to change our current practice regarding accounting for misstatements and do not expect the need for restatement of prior periods as a result of SAB 108.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	a significant change to the timing of the closing of the Simmons Canada transaction;

•	our ability to successfully integrate Simmons Canada into its operations;

•	our ability to achieve the expected benefits from any personnel realignments; and

•	other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Market Risk

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future raw material prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements or foreign currency option agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

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

All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates in effect on our floating rate debt as of September 30, 2006 would result in an additional $0.1 million and $3.3 million of interest expense in 2006 and 2007, respectively.

Foreign Currency Risk

As more fully discussed in the Recent Events section, we have entered into a definitive purchase agreement to acquire Simmons Canada from SCI in the fourth quarter of 2006 for approximately CAD $136.8 million (estimated $123 million). To protect against a decrease in the value of the US dollar to the Canadian dollar between signing and closing of the acquisition, we entered into an option contract on September 21, 2006 to buy a notional amount of CAD 132.0 million on December 18, 2006 at a fixed exchange rate.  The option contract is an effective economic hedge, but does not meet the criteria of a hedge for accounting purposes.  Fluctuations in the fair value of the option contract are recorded in selling, general and administrative expense.  As of September 30, 2006, we recognized a $0.2 million loss related to the option contract.

Commodity Price Risk

The principal raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. For the first nine months of 2006, the costs of our raw materials have been above historical price averages and we expect prices to remain at current levels. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note I to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors outlined in its annual report filed with the Commission on form 10-K on March 14, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)  On November 10, 2006, the Company issued a press release announcing the Company’s third quarter operating results and the appointment of Gary S. Matthews as its President effective December 1, 2006 (“Start Date”). Mr. Matthews will report to our Chairman and Chief Executive Officer, Charles R. Eitel, and will be responsible for the day-to-day management and operations of our business. Prior to joining Simmons, Mr. Matthews served as President and Chief Executive Officer of Sleep Innovations, Inc. from August 2005 to November 2006. From December 2001 to January 2005, Mr. Matthews was employed by Bristol-Myers Squibb Company where he most recently served as President, Worldwide Consumer Medicines and Specialty Pharmaceuticals. From 1999 to 2001, Mr. Matthews served as President and Chief Executive Officer of privately-held Derby Cycle Corporation. From 1996 to 1999, Mr. Matthews was employed by Diageo (Guinness) plc where he served in various roles including Managing Director Guinness, United Kingdom; and President and Chief Executive Officer, The Guinness Import Company, USA. Prior to joining Diageo (Guinness) plc, he served in various positions at PepsiCo, Inc. and McKinsey & Company. Mr. Matthews is also a director of Molson Coors Brewing Co. and Van Wagner, Inc. The press release is filed with this Form 10-Q as Exhibit 99.1, its contents are incorporated by reference into this Item 5.

In connection with Mr. Matthews’ appointment as President of the Company, Mr. Matthews signed an employment agreement dated November 10, 2006 (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Matthews will receive an annual salary of $575,000 subject to annual merit increases and will be eligible for an annual bonus based on the Company’s performance. Mr. Matthews will also participate in the Simmons Company Equity Incentive Plan, pursuant to which he will be issued 40,000 shares of Class B common stock and options to purchase 30,000 shares of Class B common stock on the Start Date, both of which awards will be subject to vesting and terms and conditions as provided in a restricted stock agreement and stock option agreement, respectively. Mr. Matthews is also required to invest $250,000 of his personal funds in the Company’s Class A common stock on the Start Date based on the then current fair market value of the stock as determined by the Company’s Board of Directors. Also under the terms of the Employment Agreement, Mr. Matthews will receive, among other things, a starting bonus of $600,000 and a relocation package from the Company.

Additionally, the Employment Agreement has an eighteen-month term with evergreen renewal provisions and contains usual and customary restrictive covenants, including eighteen-month non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation of employees or customers and non-disparagement provisions. If Mr. Matthews is terminated without “cause” or departs for “good reason”, he will be entitled to eighteen months of severance and a pro-rated bonus. If Mr. Matthews is not appointed Chief Executive Officer (“CEO”) upon the departure of the Company’s current CEO, Charles R. Eitel, and Mr. Matthews leaves the Company within 90 days of Mr. Eitel’s departure, Mr. Matthews will be entitled to one-year severance and relocation expenses.

The Employment Agreement is filed with this Form 10-Q as Exhibit 10.2, its contents are incorporated by reference into this Item 5.

On October 6, 2006, the Company’s indirect subsidiary, Simmons Bedding Company (“Simmons Bedding”), entered into the Second Amendment to Lease with Teachers Concourse, LLC (Landlord) (referred to as the “Corporate Lease Amendment”). Under the Corporate Lease Amendment, Simmons Bedding exercised its right to lease an additional 8,946 square feet of space at its corporate headquarters in Atlanta, Georgia through September 2011. The Corporate Lease Amendment is filed with this Form 10-Q as Exhibit 10.1, its contents are incorporated by reference into this Item 5.

(b) None

Item 6. Exhibits

10.1	Second Amendment to Lease Agreement at Concourse between Teachers Concourse, LLC, as Landlord, and Simmons Bedding, as Tenant, dated as of October 6, 2006.

10.2	Gary S. Matthews Employment Agreement

31.1	Chief Executive Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

99.1	Simmons Company Press Release Announcing Third Quarter Results and the Appointment of Gary S. Matthews as President

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	November 13, 2006