Form 10-K
period 2006-12-30
SIMMONS CO
filed 2007-03-23
CIK 1275211

=================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

            [ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

            [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from__________________ to _____________________

Commission file number 333-124138

SIMMONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-0646221
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 512-7700

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
            Yes: [ ]             No: [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
            Yes: [X]            No: [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes: [X]             No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
                Large accelerated filer: [ ]     Accelerated filer: [ ]     Non-accelerated filer: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
            Yes: [ ]             No: [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2006: Not applicable

The number of shares of the registrant’s common stock outstanding as of March 23, 2007: 1

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

As used within this report, the term “Holdings” refers only to Simmons Company, a Delaware corporation, the terms “Company,” “Simmons,” “we,” “our,” and “us” refer to Simmons Company and its subsidiaries, and the term “Simmons Bedding” refers to Simmons Bedding Company, a Delaware corporation, and its subsidiaries. We refer to our parent company, Simmons Holdco, Inc., as "Simmons Holdco."  We principally sell adult-sized bedding products which we refer to as “conventional bedding products” throughout this report. We are a voluntary filer with the Securities and Exchange Commission (“SEC”). Copies of our quarterly reports on Form 10-Q and annual reports on Form 10-K along with other information filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our information may also be obtained electronically by accessing the SEC’s web site at http://www.sec.gov.

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

Founded in 1870, Simmons is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names, including Beautyrest®, Beautyrest Black™, BackCare®, Natural Care™ Latex, BackCare Kids®, and Deep Sleep®. We manufacture, sell and distribute our premium branded bedding products to retail customers and institutional users, such as the hospitality industry, throughout the U.S. and Canada and license our intellectual property to international companies that manufacture and sell our premium branded bedding products throughout the world. Additionally, we license our intellectual property to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, water beds, airbeds and other products. Our domestic operations sell products through a diverse nationwide base of approximately 2,900 retailers, representing over 11,700 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

In November 2006, we purchased Simmons Canada Inc. (“Simmons Canada”), a former licensee of Simmons and one of the largest bedding manufacturers in Canada. In August 2006, we sold our specialty sleep retail stores, Sleep Country USA, LLC (“SCUSA”) and now operate only as a manufacturer and distributor of bedding products to retailers or institutional users.

We also distribute branded products on a contract sales basis, with an emphasis on premium products, directly to the hospitality industry and government agencies. For example, Starwood Hotels has selected our Beautyrest® mattress as a product for its Heavenly Bed® program, which is included in the guest rooms of their Westin properties.

The majority of our products are conventional innerspring mattresses and foundations sold in the U.S. at queen retail price points between $299 and $5,499. For 2005, innerspring mattress shipments represented approximately 91% of all U.S. wholesale mattress units shipped and approximately 78% of total U.S. wholesale conventional mattress sales dollars, according to the International Sleep Products Association (“ISPA”). We have placed particular emphasis on premium products targeted to sell at higher-end retail price points of $799 and above per queen set.

We believe that we are the industry leader in product innovation which helps drive unit sales and average unit selling price (“AUSP”) increases. Over our 137-year history, we have developed numerous innovations, including the first mass-produced innerspring mattress, the patented Pocketed Coil® and our patented Advanced Pocketed Coil™innersprings, the “Murphy Bed,” the Hide-a-Bed® sofa and our patented “no flip” mattress. We have proven research and development capabilities. We apply extensive research to design, develop, manufacture and market innovative sleep products to provide consumers with a better night’s sleep.

We operate 21 conventional bedding manufacturing facilities and two juvenile bedding manufacturing facilities strategically located throughout the U.S., Canada and Puerto Rico. Because we have national in-house manufacturing capabilities, we have the ability to service multi-state accounts, maintain more consistent quality of products and leverage research and development activities. Our just-in-time manufacturing capability enables us to manufacture and ship approximately 97% of orders to our retail customers within five business days of receiving their order and also minimizes our working capital requirements.

As of December 30, 2006, Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), Fenway Partners Capital Fund II, L.P. and its affiliates (“Fenway”), and our management and directors held 72.0%, 8.5% and 19.5%, respectively, of our voting stock, after giving effect to restricted stock and stock options issued to management and directors under our equity incentive plan.

Merger and Distribution to Stockholders

In February 2007, the Company merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, a holding company. Simmons Holdco was established to borrow $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund a distribution of $278.3 million to the Company’s then existing class A stockholders (the transactions collectively referred to as the “2007 Distribution”). After the merger, the ownership structure of Simmons Holdco was identical to our ownership structure prior to the merger.

INDUSTRY

We compete in the U.S. wholesale bedding industry, which generated sales of approximately $6.4 billion in 2005, according to ISPA. The domestic bedding sales of ISPA’s sample of nineteen leading mattress manufacturers increased 5.3% in 2006. While there are over 500 conventional bedding manufacturers in the U.S. according to the U.S. Census Bureau, six companies (including Simmons) accounted for approximately 64% of the conventional bedding industry’s 2005 wholesale revenues and the top 15 accounted for approximately 79% of the conventional bedding industry’s 2005 wholesale revenues, according to Furniture/Today, a home furnishings industry publication. The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.

The U.S. bedding industry is historically characterized by growing unit demand, rising AUSP and stability in various economic environments. The compound annual growth rate of total conventional bedding industry sales has been approximately 6.6% over the last twenty years. During this period, there has been just one year in which industry revenues declined (0.3% in 2001). This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of conventional bedding industry sales. In addition, high shipping costs and the short lead times demanded by mattress retailers limited imports from China to less than 1% of the U.S. market in 2005 according to the International Trade Association.

We believe that current trends favor increased consumer spending on mattresses. We believe these trends are particularly favorable for sales of mattresses at the premium end of the market and queen and larger size mattresses, two areas where we believe we are well-positioned. We believe that the factors contributing to growth in these areas include:

•
Growth in the 45-64 year old segment of the population, one of the largest and fastest growing segments of the population according to the 2000 U.S. Census Bureau, a group that tends to have higher earnings and more discretionary income and makes a disproportionate share of the purchases of bedding products relative to the general population;

•
Growth in the size of single family homes, which increased for new houses completed from an average of 1,785 square feet in 1985 to 2,434 square feet in 2005; and 39% of all new homes had 4 or more bedrooms in 2005 compared to 18% in 1985, according to the U.S. Census Bureau;

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

CONVENTIONAL BEDDING PRODUCTS

We provide our retail customers with a full range of conventional mattress products that are targeted to cover a breadth of marketplace price points (currently $299 to $5,499 per queen set) and offer consumers a wide range of mattress constructions with varying styles, firmnesses and features which enables us to serve the majority of traditional consumer sleep needs.

Our mattress products are generally built from one or a combination of the following construction techniques: Pocketed Coil® (Marshall coil) springs, Advanced Pocketed Coil™ springs, open coil springs, latex and/or foam. One of these constructions, the patented Pocketed Coil® spring technology, was originally developed by us in 1925 and involves springs with rows joined in such a way so as to allow each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. This technology was upgraded with our patented Advanced Pocketed Coil™ technology, which was introduced in October 2003 and utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.

Every conventional mattress we manufacture features our innovative “no flip” design, which we were the first to distribute nationally in 2000. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip the mattress.

The Beautyrest® mattress, our flagship premium product featuring the Pocketed Coil® springs, has been our primary brand since we introduced the Pocketed Coil® in 1925 and we expect it to continue generating the majority of our sales. In January 2007, we introduced our new Beautyrest® 2007 product line, which is designed to be fully compliant with the new federal mattress flammability standards once it goes into effect the summer of 2007. It also offers higher coil densities and improved comfort features. The new product line began shipping in January 2007.

In July 2006, we introduced the Beautyrest Black™ line, which targets the $1,999 - $5,499 queen retail price points, and uses our exclusive and patented Advanced Pocketed Coil™ spring. The Beautyrest Black™ line is targeted to those consumers seeking to indulge themselves with the ultimate in luxury with the very latest technologies.

New designs for BackCare®, our second flagship brand, were introduced in July 2006. The BackCare® product line features the zoned coil unit with reinforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. The BackCare® line also features an Evenloft™ design and Technogel™ material at premium price points.

Our BackCare Kids® products are designed specifically for the unique sleep needs of children. BackCare Kids® mattresses offer three benefits - our AllerCare™ feature, which is a fiber that helps reduce allergens in the bed that can cause allergic reactions, a Moisture Ban® feature to help repel spills and accidents, and a patented RiteHeight™ option for bunk beds, trundle beds and day beds that require a lower height mattress.

Our Deep Sleep® product line was redesigned in October 2006. The Deep Sleep® product line is targeted at the queen retail price points under $1,000. This product line offers comfort, durability and value. The 2006 products feature a higher coil count and softer knit fabrics than the previous product line.

In July 2006, Natural Care™ Latex products were introduced that feature a latex core that is mold and mildew resistant and provides pressure point relief.

Domestically, we also sell Simmons® branded crib mattresses, featuring interlocking coil construction for support and comfort that is durable enough to last through the toddler years, and Simmons® branded juvenile soft good products, including items such as vinyl contour changing pads and terry covers, vinyl replacement pads, and other accessory items.

CUSTOMERS

Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base for conventional bedding products throughout the U.S. and Canada and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and rental furniture stores. Additionally, we distribute domestically juvenile bedding products through mass merchandisers, furniture stores and specialty retailers. We manufacture and supply bedding to over 11,700 outlets domestically, representing approximately 2,900 retail customers.

We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government. Major hospitality accounts include Starwood Hotels, La Quinta Inns, Inc., and Best Western International, Inc. In 1999, Starwood Hotels selected our Beautyrest® mattress as a product for their Heavenly Bed® program, which is included in the guest rooms of their Westin properties.

Our five largest customers in the U.S. accounted for approximately 25% of our product shipments for the year ended December 30, 2006. No one customer represented more than 10% of product shipments for the year ended December 30, 2006.

SALES, MARKETING AND ADVERTISING

Our revenue is principally generated through the wholesale distribution of conventional mattresses and foundations to retailers. Our sales are dependent on our ability to create brand loyalty for our products with the end consumer. Our selling infrastructure provides retailers with coordinated marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers. We believe that our focus on better sleep, training of our retail sales associates, and our customers’ retail sales associates differentiates us from our competitors.

We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply highlight the differentiating features and benefits of our products. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs to teach retail sales associates product knowledge and sales skills.

SUPPLIERS

We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are foam, wire, spring components, lumber, insulator pads, innersprings, foundation constructions, and fabrics and other roll goods consisting of fiber and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers. For the year ended December 30, 2006, we bought approximately 77% of our raw material needs from ten suppliers. We believe that supplier concentration is common in the bedding industry.

We have supply agreements with Leggett & Platt, Incorporated (“L&P”) and National Standard Company. With the exception of L&P and National Standard Company, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.

L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry. In 2006, we purchased approximately 30% of our raw materials from L&P. To ensure a long-term and adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of grid tops and open coil innersprings. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P. National Standard Company is our exclusive supplier for the stranded wire used in our Advanced Pocketed Coil™ products.

SEASONALITY/OTHER

Our third quarter sales are typically higher than our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

Most of our sales are by short term purchase orders. Because the level of production is generally prompted to meet customer demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped.

MANUFACTURING AND FACILITIES

We currently operate 23 manufacturing facilities, two of which only manufacture juvenile bedding, strategically located throughout the U.S., Canada and Puerto Rico. We manufacture most conventional bedding to order and use “just-in-time” inventory techniques in our manufacturing processes to more efficiently serve our customers’ needs and to minimize our inventory carrying costs. We generally schedule, produce and ship over 97% of our U.S. conventional bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position. Costs associated with the research and development of new products amounted to approximately $2.4 million, $2.9 million and $3.7 million for 2006, 2005 and 2004, respectively.

We keep abreast of bedding industry developments through sleep research conducted by industry groups and by our own research performed by our marketing and engineering departments. We also participate in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. Our marketing and manufacturing departments work closely with our engineering staff to develop and test new products for marketability and durability.

We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at Simmons Institute of Technology and Education (“SITE”), our 38,000 square foot research and education center in Atlanta, Georgia. We work to ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development.

COMPETITION

While there are approximately 500 conventional bedding manufacturers in the U.S. according to the U.S. Census Bureau, six companies (including Simmons) account for approximately 64% of the industry’s wholesale revenues. We believe that we principally compete against our top competitors on the basis of brand recognition, product innovation, product selection, quality and customer service programs, including co-operative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only a few companies (including Simmons) have national, company-operated manufacturing and distribution capabilities. According to Furniture/Today, we are the second largest bedding manufacturer in the U.S., with an estimated 13.3% share of the industry’s wholesale revenues for 2005. We believe that our domestic market share increased in 2006 based upon a comparison of our domestic net sales increasing 14.2% in 2006 compared to ISPA’s sample of leading mattress manufacturers’ reporting wholesale conventional bedding sales increasing 6.4%.

Other than the top six manufacturers, the U.S. bedding industry consists of several smaller national manufacturers, with the remainder being independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture differentiated bedding products targeted for mid- to upper-end price points, we offer a full line of bedding products to our retailer base.

WARRANTIES AND PRODUCT RETURNS

Our conventional bedding products generally offer ten-year limited warranties against manufacturing defects. Our juvenile bedding products generally offer five-year to lifetime limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been within management’s expectations. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers and our World of Sleep Outlets, LLC (“World of Sleep”) stores.

PATENTS AND TRADEMARKS

We own many trademarks, including Simmons®, Beautyrest®, Beautyrest Black™, BackCare®, BackCare Kids®, Deep Sleep®, Pocketed Coil® and Advanced Pocketed Coil™, most of which are registered in the U.S. and in many foreign countries. We protect portions of our manufacturing equipment and processes under both trade secret and patent law. We possess several patents on the equipment and processes used to manufacture our Pocketed Coil® and Advanced Pocketed Coil™ innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights.

LICENSING

During the late 1980’s and early 1990’s, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements. We now license internationally our Beautyrest® and Simmons® marks and many of our other trademarks, processes and patents to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We currently have 20 foreign licensees and 8 foreign sub-licensees that have rights to sell Simmons-branded products in over 100 countries.

As of December 30, 2006, we had 10 domestic third-party licensees and one sub-licensee. Some of these licensees manufacture and distribute juvenile furniture, healthcare-related furniture, and non-bedding upholstered furniture, primarily under licenses. Additionally, we have licensed the Simmons® mark and other trademarks to manufacturers of air and water beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets, bed frames, futons, and other products.

In 2006, 2005 and 2004, our licensing agreements as a whole generated royalties and technology fees of $8.7 million, $9.1 million and $9.6 million, respectively.

EMPLOYEES

As of December 30, 2006, we had approximately 3,300 full time employees. Employees at 10 of our 23 manufacturing facilities (approximately 31% of our workforce) are represented by various labor unions with separate collective bargaining agreements. Our collective bargaining agreements are typically negotiated for two- to four-year terms.

We consider overall relations with our workforce to be satisfactory. We have had no domestic labor-related work stoppages in over thirty years. Prior to our ownership of our Canadian operations, Simmons Canada had a work stoppage in 2001 due to a labor dispute. Due to the ability to shift production from one facility to another, the work stoppage had no material adverse effect on Simmons Canada’s operations.

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

As a result of our efforts to rectify the environmental contamination at and in the vicinity of two former facilities in Jacksonville, Florida and Linden/Elizabeth, New Jersey, the current levels of contamination have been diminished to levels allowing for natural attenuation and monitoring as determined by the respective state environmental agencies. Monitoring of the Jacksonville site is anticipated to continue for another 12 to 18 months. Monitoring at the Linden/Elizabeth site is anticipated to be ongoing. While the current estimate of such liabilities is less than $0.2 million, future liability for such matters is difficult to predict.

We have recorded a reserve based upon our best estimate to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.

Our bedding and other product lines are subject to various federal, state and provincial laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations. Additionally, the U.S. Consumer Product Safety Commission (“CPSC”) adopted new regulations relating to open flame resistance standards for the mattress industry which go into effect on July 1, 2007. Various state and other regulatory agencies may consider new laws, rules and regulations relating to open flame resistance standards. Compliance with these new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products. We believe that we will be in material compliance with the CPSC’s open flame resistance standards by the effective date of the regulation.

ITEM 1A. RISK FACTORS.

We operate in the highly competitive bedding industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The bedding industry is highly competitive. There are over 500 bedding manufacturers in the U.S. The top six manufacturers (including us) accounted for approximately 64% of the conventional bedding industry’s wholesale revenues in 2005 and the top 15 accounted for 79% of wholesale revenues, according to Furniture/Today, an industry publication. While ISPA estimates U.S. wholesale conventional innerspring mattresses represented approximately 78% of total U.S. wholesale mattress sales in 2005, sales of non-innerspring mattresses by companies such as Tempur Pedic International Inc. (“Tempur Pedic”) and Select Comfort Corporation (“Select Comfort”) have been gaining momentum in recent years. For 2005, Tempur Pedic and Select Comfort had an estimated U.S. bedding market share of 6.6% and 5.1% respectively, versus 5.7% and 4.7%, respectively, in 2004.

In recent years, foreign manufacturers have increased their sales in the U.S. From 2001 to 2005, the dollar value of bedding imports has grown 167%, to equal 2.5% of domestic conventional mattress and foundation sales, according to ISPA.

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

Our products are and will continue to be subject to regulation in the U.S. and Canada by various federal, state, provincial and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may negatively impact our business. For example, the State of California has open flame resistance standards that went into effect on January 1, 2005 and the CPSC has approved new regulations relating to open flame resistance standards for the mattress industry, which go into effect on July 1, 2007. Our products manufactured for distribution in California currently meet the California standards. We are engaged in modifying our products using new materials and construction methods and are performing product testing to ensure compliance with the new CPSC standard when it comes into effect on July 1, 2007.  In addition, other regulatory agencies may also consider new laws, rules and regulations relating to open flame resistance and other standards. Our product solutions will not necessarily meet all future standards. Compliance with these new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

Legal and regulatory requirements may impose costs or charges on us that impair our business and reduce our profitability

Our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive. In addition, our operations are subject to federal, state, provincial and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations. We may not be in complete compliance with all such requirements at all times. Under various environmental laws, we may be held liable for the costs of remediation releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. Such liability may be imposed without fault, and the amount of such liability could by material. We are subject to investigation under various labor and employment laws and regulations by both governmental entities and employees and former employees. Should liability be imposed as a result of such activity, particularly in the context of class or multi-plaintiff litigation, the resulting liability could reduce our profitability.

Our new product launches may not be successful, which could cause a decline in our market share and our level of profitability.

Each year we invest significant time and resources in research and development to improve our product offerings. In addition, we incur increased costs in the near term associated with the introduction of new product lines, including training of our employees in new manufacturing, sales processes, and the production and placement of new floor samples for our customers. We are subject to a number of risks inherent in new product introductions, including development delays, failure of new products to achieve anticipated levels of market acceptance, and costs associated with failed product introductions. For example, sales of our product lines introduced in 2005 were lower than we experienced with previous new product introductions. Our wholesale conventional bedding unit volume decreased 8.3% in 2005 compared to 2004, principally as a result of our 2005 product line, at its original price points, not achieving anticipated levels of market acceptance. In 2007, we are rolling out our new Beautyrest® 2007 products to all of our retailers, which replaces the Beautyrest® 2005 products. In addition, we have a limited ability to increase prices on existing products, and any failure of new product introductions may reduce our ability to sell our products at appropriate price levels.

We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.

We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in net sales and operating income. Our third quarter sales are typically higher than our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or how we will perform in the future.

We rely on a relatively small number of suppliers, and if we experience difficulty with a major supplier, we may have difficulty finding alternative sources. This could disrupt our business.

We purchase substantially all of our conventional bedding raw materials centrally to obtain volume discounts and achieve economies of scale. We obtain a large percentage of our raw materials from a small number of suppliers. For the year ended December 30, 2006, we bought approximately 77% of our raw materials from ten suppliers.

We have supply agreements with L&P and National Standard Company. With the exception of L&P and National Standard Company, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.

L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry. In 2006, we purchased approximately 30% of our raw materials from L&P. To ensure a long-term and adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of grid tops and open coil innersprings. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P. National Standard Company is our exclusive supplier for the stranded wire used in our Advanced Pocketed Coil™ products.

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

Additionally, our domestic operations primarily utilize two third-party logistics providers which, in the aggregate, accounted for approximately 78% of our outbound wholesale shipments for the year ended December 30, 2006. Any instability of, or change in our relationship with, these providers could materially disrupt our business.

We are subject to fluctuations in the cost and availability of raw materials, which could increase our costs or disrupt our production.

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of fiber, ticking and non-wovens. The price and availability of these raw materials, as well as the cost of fuel to transport our products to market, are subject to market conditions affecting supply and demand. In particular, the price of many of these raw materials can be impacted by fluctuations in petrochemical and steel prices. For example, the price of foam increased significantly in the fourth quarter of 2005 principally due to a temporary disruption in the key chemical component TDI (toluene diisocyanate) which is used in the production of polyurethane foam. The temporary disruption of TDI resulted primarily from the hurricanes that caused extensive damage to the Gulf Coast of the U.S. and surrounding areas in August and September 2005. Our financial condition and results of operations may be impaired by increases in raw material costs to the extent we are unable to pass those higher costs on to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products, and our sales may decline.

Because we depend on our significant customers, a decrease or interruption in their business with us could reduce our sales and profits.

Our top five U.S. wholesale customers collectively accounted for approximately 25% of our domestic wholesale bedding shipments for the year ended December 30, 2006. Our largest customer accounted for less than 10% of our wholesale shipments for the year ended December 30, 2006. Many of our customer arrangements are by purchase order or are terminable at will. Several of our customer arrangements are governed by long-term supply agreements. A substantial decrease or interruption in business from our significant customers could result in a reduction in net sales, an increase in bad debt expense or the loss of future business, any of which could impair our business, financial condition or results of operations. Additionally, the expiration of a long-term supply agreement could result in the loss of future business, or the payment of additional amounts to secure a contract renewal or an increase in required advertising support, any of which could impair our business, financial condition or results of operations.

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

At 10 of our 21 conventional manufacturing facilities our employees are represented by unions. Our union contracts are typically for two- to four-year terms. We may not be able to renew these contracts on a timely basis or on favorable terms. It is possible that labor union efforts to organize employees at additional non-union facilities may be successful. It is also possible that we may experience labor-related work stoppages in the future. Any of these developments could disrupt our business operations or increase costs, which could negatively impact our sales and profitability.

The loss of the services of any member of our executive leadership team could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.

We depend on the continued services of our executive leadership team, including Charles Eitel, our Chief Executive Officer; Gary Matthews, our President; Robert Burch, our Executive Vice President - Operations; William Creekmuir, our Executive Vice President and Chief Financial Officer; Stephen Fendrich, our Executive Vice President - Sales; Kristen McGuffey, our Executive Vice President and General Counsel; Timothy Oakhill, our Executive Vice President - Marketing and Licensing; and Kimberly Samon our Executive Vice President - Human Resources. The loss of any of our key officers could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations. We do not carry key man insurance for any of our management executives.

We may not realize the expected benefits from the integration of Simmons Canada into our operations or other profit enhancement opportunities.

In 2006, we acquired Simmons Canada and started to integrate their operations into our U.S. operating system. As we execute our plan to achieve expected synergies from the acquisition of Simmons Canada, we may lose key customer relationships and/or employees in the process, fail to execute the plan, have a flawed strategy, or it could cost more to implement the plan than originally anticipated.  Additionally, there could be disruption with our unions, which could result in inefficiencies in our business.  Any of these factors could result in Simmons not achieving the synergies that we anticipated when we acquired Simmons Canada.  In addition, we continue to examine our overall business to identify further profit enhancement opportunities.  If our integration of Simmons Canada or our other profit enhancement opportunities are not successful and/or improperly implemented, we may find it difficult to offer our products at a competitive price and have operational difficulties or inefficiencies in our business. All of which could negatively impact our sales and profitability.

Our international operations are subject to foreign exchange risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Simmons products.

We currently conduct significant operations in Canada. Our Canadian operations are subject to fluctuations in exchange rates. We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Simmons products.

Our Canadian pension plans and supplemental executive retirement plans are currently under funded and we will be required to make cash payments to the plans, reducing the cash available for our business.

We have defined benefit pension plans covering substantially all full-time employees of our Canadian operations and unfunded supplemental executive retirement plans covering current and former executives of ours. We recorded a minimum liability associated with such retirement plans equal to the excess of the accumulated benefit obligation over the fair value of plan assets. The minimum liability at December 30, 2006 was $1.6 million, and we expect to make estimated minimum funding contributions totaling approximately $2.0 million in 2007. If the performance of the assets in the pension plan do not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be higher than we expected.

The actions of our controlling stockholder could conflict with the interests of the holders of our debt.

Our stockholders include affiliates of THL, affiliates of Fenway Partners and certain members of our management and directors. As of December 30, 2006, affiliates of THL owned approximately 72% of all voting stock. THL has the ability to elect all of the members of our board of directors, subject to certain voting agreements under our stockholders’ agreement, appoint new management and approve any action requiring the approval of our stockholders. The directors have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. In February 2007, Simmons Holdco borrowed $300.0 million to distribute $278.3 million to certain of our then existing stockholders. In 2004, the net proceeds of the issuance of the $269.0 million aggregate amount due at maturity in 2014 10% Senior Discount Notes (“Discount Notes”) were used to pay a dividend to stockholders. In addition, transactions may be pursued that could enhance THL’s equity investment while involving risks to our interests or the interests of our investors. In particular, these and other actions of our controlling stockholder could negatively impact the holders of our debt.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, patents and other intellectual property.

Brands and branded products are very important to our business. We have a large number of well-known trademarks and service marks registered in the U.S., Canada and abroad, and we continue to pursue many pending applications to register marks domestically and internationally. We also have a significant portfolio of patents and patent applications that have been issued or are being pursued both domestically and abroad. In addition, certain marks, trade secrets, know-how and other proprietary materials that we use in our business are not registered or subject to patent protection. Our intellectual property is important to the design, manufacture, marketing and distribution of our products and services.

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

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective or if they are determined not to meet state or federal legal requirements, we may be required to recall or redesign those products, which could be costly and impact our profitability. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover types of liabilities actually incurred. A successful claim brought against us if not fully covered by available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, could have a material negative effect on our business and/or result in consumers purchasing fewer of our products, which could also reduce our liquidity and profitability.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense and reduce our cash available for operations.

We are subject to interest rate risk in connection with our variable rate indebtedness.  Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows.  Our annual interest expense on our floating rate indebtedness will increase by $0.6 million for each 1/8th percentage point increase in interest rates.  Additionally, Simmons Holdco’s Toggle Loan is floating rate debt for which Simmons Holdco has elected to make its first interest payment in cash for $16.6 million in August 2007.  Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  Although we are not an obligor on or guarantor of the Toggle Loan, nor are we obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on us to make cash distributions to it to make the August 2007 cash interest payment and other future cash interest payments to the extent it elects to make such interest payments in cash, and to pay principal on the Toggle Loan when due at maturity.   Cash distributions from us to Simmons Holdco will reduce our cash available for operations.

An increase in our return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

As we increase our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also generally provide our customers with a limited ten-year warranty against manufacturing defects on our conventional bedding products. Our juvenile bedding products generally have warranty periods ranging from five years to a lifetime. The historical costs to us of honoring warranty claims have been within management’s expectations. However, as we have released new products in recent years, many new products are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. We have also experienced non-warranty returns for reasons generally related to order entry errors, shipping damage, and to accommodate customers. If our warranty and non-warranty reserves are not adequate to cover future claims, their inadequacy could reduce our liquidity and profitability.

Our substantial indebtedness could adversely affect our financial health and reduce the cash available to support our business and operations.

On a consolidated basis, we are highly leveraged. As of December 30, 2006, we had $896.8 million of total indebtedness outstanding and $65.2 million available on our revolving loan under our senior credit facility. Our substantial indebtedness could have important consequences. For example, it could:

•
make it more difficult for Simmons to satisfy its obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	increase our vulnerability to interest rate increases, as borrowings under the senior credit facility and certain other debt are at variable rates;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.

In addition, we may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the senior credit facility and the indentures governing our notes would allow us to issue and incur additional debt upon satisfaction of certain conditions. If new debt is added to current debt levels, the related risks described above could intensify.

Holdings is a holding company with no operations. It may not have access to the cash flow and other assets of its subsidiaries that may be needed to make payments on Holdings’ obligations.

Holdings is a holding company that conducts no operations. Its primary assets are deferred financing fees and the capital stock of THL-SC Bedding Company, which in turn is a holding company that conducts no operations and the only assets of which are the capital stock of Simmons Bedding. Operations are conducted through Simmons Bedding and its subsidiaries, and Holdings’ ability to make payments on the senior unsecured discount notes is dependent on the earnings and distribution of funds from Simmons Bedding and its subsidiaries through loans, dividends or otherwise. However, none of Holdings’ subsidiaries is obligated to make funds available to it for payment on the senior unsecured discount notes. The terms of the senior credit facility significantly restrict Simmons Bedding from paying dividends and otherwise transferring assets to Holdings, except for administrative, legal and accounting services. Further, the 7.875% senior subordinated notes significantly restrict Simmons Bedding and its subsidiaries from paying dividends to Holdings and otherwise transferring assets to Holdings. Given the restrictions in Simmons Bedding’s existing debt instruments, we currently anticipate that, in order to pay the principal amount at maturity of the senior unsubordinated discount notes, we will be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling our equity securities or the equity securities or assets of Simmons Bedding, or seeking capital contributions or loans from our affiliates. None of our affiliates is required to make any capital contributions, loans or other payments to us with respect to our obligations on the senior discount notes. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay the principal amount of the notes, or that any of such actions would be permitted by the terms of any other debt instruments of ours or our subsidiaries then in effect.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness which may not be successful.

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit our subsidiaries to meet their scheduled debt service obligations. In the absence of generating cash flow from operating activities to service our indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facility and the indentures governing our debt instruments restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and such proceeds may not be adequate to meet any debt service obligations then due. Even if we could consummate those dispositions, there is no assurance the loss of the disposed assets would not materially affect operating results. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

The senior credit facility and the indentures related to our debt instruments contain various covenants which limit our management’s discretion in the operation of our business.

The senior credit facility and the indentures related to our 7.875% senior subordinated notes and 10.0% senior discount notes contain various provisions which limit our management’s discretion in managing our business by, among other things, restricting our ability to:

•	borrow money;

•	pay dividends on stock or repurchase stock;

•	make certain types of investments and other restricted payments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in certain of our subsidiaries; and

•	restrict dividends or other payments from our subsidiaries.

In addition, the senior credit facility requires Simmons Bedding to meet certain financial ratios. Covenants in the senior credit facility require Simmons Bedding to use a portion of the proceeds it receives in specified debt or equity issuances to repay outstanding borrowings under its senior credit facility.

      Any failure to comply with the restrictions of the senior credit facility and indentures governing our debt instruments, or any other subsequent financing agreements may result in an event of default. Such default may allow the creditors, if the agreements so provide, to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to provide us with further funds.

We are in the process of upgrading our current management information system. If we fail to properly implement the upgrade, this could result in disruptions to our business, reduce our cash available for operations, and/or negatively impact our results of operations and financial condition. If the upgrade takes longer than we anticipate, we may require more resources, which could be a distraction to key personnel and result in more cash outlay to implement the upgrade.

We depend on our management information system to run our business, and we are in the process of upgrading our current system.  We currently expect this project to be completed by the first quarter of 2008 and we expect to incur significant increases in expenses and capital expenditures in 2007 and the remainder of the implementation phase to complete this project. If we fail to properly implement the upgrade or our system is disrupted in the process, and we fail to take proper measures to prepare for such contingency, our business could be materially and adversely affected.  Additionally, if the upgrade takes longer to implement than anticipated, we may require more resources which could be a distraction to key personnel of Simmons and result in more cash outlay to implement the upgrade, all of which could negatively impact our results of operations and financial condition.

Additional terrorist attacks in the U.S. or against U.S. targets or actual or threats of war or the escalation of current hostilities involving the U.S. or its allies could negatively impact our business, financial condition or results of operations.

Additional terrorist attacks in the U.S. or against U.S. targets, or threats of war or the escalation of current hostilities involving the U.S. or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations, including, but not limited to, causing supply chain disruptions and decreased sales of our products. These events could also cause an increase in oil or other commodity prices, which could adversely affect our raw materials or transportation costs. More generally, any of these events could cause consumer confidence and spending to decrease. These events also could cause an economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our business, financial condition or results of operations.

An outbreak of avian flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to produce and deliver our products or may adversely impact consumer demand.

A significant outbreak of avian flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products. Similarly, such events could cause significant adverse impacts on consumer confidence and consumer demand generally. Any of these occurrences could have a significant impact on our business, financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our corporate offices are located at One Concourse Parkway, Atlanta, Georgia 30328. We also maintain corporate offices in Ontario, Canada for our Canadian operations and a research and development facility in Atlanta, Georgia. The following table sets forth selected information regarding our manufacturing facilities as of December 30, 2006 (square footage in thousands):

	SQUARE
LOCATIONS	FOOTAGE	Title
United States
Agawam, Massachusetts (Springfield)	125.0	Leased
Aurora, Colorado (Denver)	129.0	Leased
Charlotte, North Carolina	175.0	Leased
Compton, California (Los Angeles)	222.0	Leased
Coppell, Texas (Dallas)	141.0	Leased
Fredericksburg, Virginia	128.5	Leased
Hazleton, Pennsylvania	214.8	Leased
Honolulu, Hawaii	63.3	Leased
Janesville, Wisconsin	290.2	Owned
Mableton, Georgia (Atlanta)	148.3	Leased
Neenah, Wisconsin (1)	40.0	Leased
Salt Lake City, Utah	77.5	Leased
San Leandro, California	246.5	Leased
Shawnee Mission, Kansas (Kansas City)	140.0	Owned
Sumner, Washington (Seattle)	150.0	Leased
Tolleson, Arizona (Phoenix)	103.4	Leased
Waycross, Georgia	217.5	Owned
York, Pennsylvania (1)	29.0	Leased

Canada
Kirkland, Quebec	157.4	Leased
Bramalea, Ontario	227.1	Leased
Calgary, Alberta	130.0	Owned
Delta, British Columbia	76.2	Leased

Puerto Rico
Trujillo Alto, Puerto Rico	50.0	Owned
	3,281.7

(1) These facilities only manufacture juvenile products.

Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

In addition, as of December 30, 2006, we operated 16 retail outlet stores through our World of Sleep subsidiary.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature, incidental to the conduct of our business and not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written consent of our stockholders on November 30, 2006, the stockholders elected members of the board of directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The results of the stockholder vote were as follows:

Name of Director	Votes For	Votes Against	Abstentions

Charles R. Eitel	3,769,365.23	0	113,136.96
Todd M. Abbrecht	3,769,365.23	0	113,136.96
Scott A. Schoen	3,769,365.23	0	113,136.96
George R. Taylor	3,769,365.23	0	113,136.96
Robin Burns-McNeill	3,769,365.23	0	113,136.96
William P. Carmichael	3,769,365.23	0	113,136.96
David A. Jones	3,769,365.23	0	113,136.96
B. Joseph Messner	3,769,365.23	0	113,136.96

All of our Directors’ terms continued after the stockholder vote. On February 25, 2007, Ms. Burns-McNeill resigned from the board of directors citing personal reasons.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of our common equity. As of December 30, 2006, there were 36 holders of record of our class A common stock and 123 holders of record of our class B common stock. Following the 2007 Distribution, Holdings is a now wholly-owned subsidiary of Simmons Holdco and our stockholders transferred their ownership in us to become stockholders in Simmons Holdco.

We paid no dividends on any class of common stock in 2006. In connection with the 2007 Distribution, Simmons Holdco paid $278.3 million of merger consideration to then existing class A stockholders. Any payment of future dividends or distributions and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our board of directors. Our ability to pay dividends is restricted by the terms of the senior discount notes, senior credit facility, and senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

Set forth below is our selected historical consolidated financial and other operating data. We derived our historical Statement of Operations and Balance Sheet data for 2002, 2003, 2004, 2005 and 2006 from our audited consolidated financial statements. Our capital structure changed significantly as a result of our predecessor company (the “Predecessor Company”) being acquired by THL in December 2003 (the “THL Acquisition”) and the related financing. Due to required purchase accounting adjustments relating to the THL Acquisition, the consolidated financial and other data for the period subsequent to the acquisition (the “Successor” period) is not comparable to such data for the periods prior to the acquisition (the “Predecessor” periods).

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

	Successor				Predecessor
	Year	Year	Year	Period from	Period from	Year
	Ended	Ended	Ended	Dec. 20, 2003	Dec. 29, 2002	Ended
	Dec. 30,	Dec. 31,	Dec. 25,	through	through	Dec. 28,
	2006	2005	2004	Dec. 27, 2003	Dec. 19, 2003	2002
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(8 Days)	(356 Days)	(52 Weeks)
	(Amounts in millions)				(Amounts in millions)
Statement of Operations Data:
Net sales	$961.6	$855.3	$869.9	$8.7	$797.6	$708.6
Cost of goods sold(1)	544.2	488.1	477.1	7.1	413.2	372.7
Selling, general and administrative expenses (1)	311.1	293.6	309.6	4.4	300.1	265.5
Amortization of intangibles	5.7	5.7	4.9	0.3	0.3	1.2
Other (2) (3)	(51.2)	(8.5)	(1.2)	0.2	81.8	26.8
Operating income (loss)	152.0	76.3	79.5	(3.4)	2.2	42.3
Interest expense, net (4)	79.9	70.4	44.2	4.7	45.1	32.0
Income (loss) before income taxes and
and minority interest in loss	72.0	6.0	35.3	(8.1)	(42.9)	10.3
Income tax expense (benefit)	24.4	2.6	11.5	(0.8)	(8.8)	12.0
Minority interest in loss	-	-	-	-	-	(1.1)
Net income (loss)	$47.6	$3.3	$23.8	$(7.2)	$(34.1)	$(0.6)

Balance Sheet Data:
Working capital (5)	$6.4	$17.0	$18.0	$26.9		$10.3
Cash and cash equivalents	20.8	24.6	24.2	3.7		7.1
Total assets	1,373.7	1,280.8	1,307.3	1,183.1		411.0
Total debt	896.8	907.8	917.7	770.3		290.8
Total common stockholders' equity (deficit)	149.9	104.3	102.8	260.5		(81.3)
Other Data:
EBITDA (6)	$182.0	$104.3	$102.7	$(2.7)	$24.4	$82.9
Non-cash stock compensation expense	0.8	-	3.3	-	68.4	15.6
Transaction related expenditures, including
cost of products sold	1.6	0.6	8.8	1.7	22.4	-
Plant opening, closing charges	-	0.3	13.5	0.3	3.1	-
Management fees	1.7	1.6	1.7	-	2.8	2.4
Capital expenditures	13.6	6.8	18.2	-	8.8	8.0
__________

(1) Certain general & administrative costs were reclassified from selling, general & administrative expenses to cost of products sold. Selling, general and administrative expense decreased and cost of products sold increased $5.4 million, $4.8 million, $0 million, $4.4 million, and $3.1 million for 2005, 2004, Successor 2003, Predecessor 2003 and 2002, respectively.

(2) Includes the following items to the extent applicable for the periods presented: stock based compensation expense, goodwill impairment charges, plant closure charges, transaction expense, gain on sale of SCUSA, and licensing revenues.

(3) In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). Under SFAS 123R, the fair value of our stock-based compensation awards on the date of grant are recognized as an expense over the vesting period. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for our stock based awards for our employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost was measured at the date of grant as the excess of the fair value of the award over the purchase price and recognized as an expense over the vesting period. Upon adoption of SFAS 123R, we made a one-time cumulative adjustment of less than $0.1 million to record an estimate of future forfeitures on all outstanding restricted stock awards.

(4) Includes tender premium of $10.8 million for the 10.25% Series B senior subordinated notes which were partially redeemed in connection with the THL Acquisition and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the THL Acquisition for the Predecessor period of 2003.

(5) Defined as current assets (excluding cash and assets held for sale), less current liabilities (excluding current maturities of long-term debt and liabilities held for sale).

(6)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure that is defined as net income before interest expense, income taxes, depreciation and amortization. We use EBITDA, adjusted for other unusual, non-cash or non-recurring items, as a supplemental tool to measure our operating performance and, after applying various adjustments, as a basis for determining the following:

•	the allocation of our resources;
•	the return on investment of acquisitions and major cash expenditures;
•	the compensation of our management;
•	the vesting of our restricted stock and stock options;
•	the valuation of our common stock; and
•	our compliance with debt covenants.

We use EBITDA as a supplemental tool for measuring our operating performance because we are and have historically had a highly-leveraged capital structure which results in significant interest expense and minimal cash tax expense. We believe EBITDA provides useful information to the holders of our notes and security analysts by assisting them in making informed investment decisions as we have historically been valued and sold based upon multiples of EBITDA. EBITDA differs from Adjusted EBITDA, which is defined by our senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).

EBITDA has important limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect:
•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts and Simmons Holdco debts;
•	tax payments that represent a reduction in cash available to us; and
•	any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Because of these and other limitations, we primarily use our results under GAAP and use EBITDA only supplementally. The following table presents for the periods set forth below a reconciliation of our net income (loss) to EBITDA (amounts in millions):

	Successor				Predecessor
	Year	Year	Year	Period from	Period from	Year
	Ended	Ended	Ended	Dec. 20, 2003	Dec. 29, 2002	Ended
	Dec. 30,	Dec. 31,	Dec. 25,	through	through	Dec. 28,
	2006	2005	2004	Dec. 27, 2003	Dec. 19, 2003	2002

Net income (loss)	$47.6	$3.3	$23.8	$(7.2)	$(34.1)	$(0.6)
Depreciation and amortization	28.7	27.7	23.1	0.7	22.1	39.3
Income taxes	24.4	2.6	11.5	(0.8)	(8.8)	12.0
Interest expense, net	79.9	70.4	44.2	4.7	45.1	32.0
Interest income	1.3	0.3	0.1	-	0.2	0.2
EBITDA	$182.0	$104.3	$102.7	$(2.7)	$24.4	$82.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names including, Beautyrest®, Beautyrest BlackTM, BackCare®, Natural CareTM Latex, and BackCare Kids®, and Deep Sleep®. We manufacture, sell and distribute our premium branded bedding products to retail customers and institutional users, such as the hospitality industry, throughout the U.S. and Canada and we license our intellectual property to international companies that manufacture and sell the Company’s premium branded bedding products throughout the world. Additionally, we license our intellectual property to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, water beds, airbeds and other products. Our domestic operations sell products through a diverse nationwide base of approximately 2,900 retailers, representing over 11,700 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

During 2006, we completed a strategic business acquisition and disposition that will allow us to focus on our core manufacturing operations. On August 29, 2006, we sold our subsidiary SCUSA, which operated specialty sleep stores, to our retail customer The Sleep Train, Inc. (“Sleep Train”) for $52.4 million (the “SCUSA Disposition”). As a result of the SCUSA Disposition, we no longer sell mattresses directly to retail consumers except through our World of Sleep outlet stores that sell product returns, off-quality product and excess inventory from our manufacturing operations. Following the SCUSA Disposition, we entered into a long-term supply agreement with Sleep Train that we anticipate will generate over $300 million in sales for us over the next four years.

On November 15, 2006 we acquired Simmons Canada, a former licensee of ours that is one of the leading manufacturers of mattresses in Canada, for $113.1 million in cash (“Canada Acquisition”). The Canada Acquisition provides us with direct access to the conventional mattress and foundations market in Canada. Simmons Canada is a natural fit with our U.S. manufacturing operations and we believe significant synergies will result from the combination of the two operations.

During fiscal year 2006 (52-weeks), our U.S. wholesale conventional bedding net sales increased $111.9 million, or 14.2%, compared to fiscal year 2005 (53-weeks). We believe our sales growth exceeded the industry growth rate for the year since ISPA’s survey of the 19 leading U.S. mattress producers (representing approximately 61.0% of the industry wholesale dollar sales in 2005) reported sales growth of 5.3% in 2006. We attribute our growth to the success of our sales force reorganization in December 2005 which improved the effectiveness of our sales efforts combined with the product modifications made to our 2005 product line following the unsuccessful initial rollout of the products in the first quarter of 2005.

Also during fiscal year 2006, we introduced several new products including Beautyrest BlackTM and Natural CareTM Latex products. The Beautyrest BlackTM product is an ultra-premium priced bedding product that uses our exclusive and patented Advanced Pocketed Coil™ spring. The Advanced Pocketed Coil™ spring uses three strands of wire to form a single coil that provides superior motion separation and conformability. The Beautyrest BlackTM product line is targeted to those consumers seeking to indulge themselves with the ultimate in luxury with the very latest technologies. Our Natural CareTM Latex is an ultra-premium priced product line which features a latex core that is mold and mildew resistant and provides pressure point relief. We believe both of these new product lines will improve our market share in the growing luxury priced bedding category.

In January 2007, we introduced our new 2007 Beautyrest® product line, our flagship branded product line that was first introduced in 1925. The new 2007 Beautyrest® product line offers higher coil densities and improved comfort features and is designed to comply with new federal mattress flammability standards which go into effect in July 2007. The new product line began shipping in January 2007 and we anticipate it being fully rolled out by the end of our second quarter of 2007.

Our material costs continued to be impacted from the higher prices for steel and petroleum based products. We anticipate such costs to remain at elevated levels throughout 2007. To help offset rising material costs, we have successfully implemented and will continue to look for cost savings initiatives to reduce our overall cost structure.

On February 9, 2007, we merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, a holding company established to borrow $300.0 million under a Toggle Loan to fund a distribution of $278.3 million to our then existing class A stockholders. We do not guarantee nor have any of our assets pledged as collateral under the Toggle Loan. The Toggle Loan is structurally subordinated in right of payment to any of our existing and future liabilities. Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on our cash flow to meet its interest and principal payments under the Toggle Loan.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements in conformity with GAAP, our management must make decisions that impact the reported amounts and the related disclosures. Those decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, warranties, co-operative advertising and rebate programs, non-cash stock compensation expense, income taxes, self-insurance reserves, and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results. The following policies require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We evaluate the adequacy of the allowance on a periodic basis. The evaluation includes consideration of a review of historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions. If the result of the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Our accounts receivable balance was $92.0 million and $74.7 million, net of the allowances for doubtful accounts, discounts and returns of $4.3 million and $4.0 million, respectively, as of December 30, 2006 and December 31, 2005, respectively. Our allowance for doubtful accounts was $2.0 million and $1.6 million as of December 30, 2006 and December 31, 2005, respectively.

Impairment of long-lived assets. We assess all of our long-lived assets for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Management assesses whether there has been impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material non-cash charge to earnings.

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

We test goodwill for impairment on an annual basis in the fourth quarter by comparing the fair value of our reporting units to their carrying values. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

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

Warranty accrual. The conventional bedding products that we currently manufacture generally include a ten year non-prorated warranty. Our juvenile bedding products have warranty periods ranging from five years to a lifetime. We record the estimated cost of warranty claims when products are sold. We estimate the cost of warranty claims based on historical sales and warranty returns and the current average costs to settle a warranty claim. We include the estimated impact of recoverable salvage value in the calculation of the current average costs to settle a warranty claim.

The following table presents a reconciliation of our warranty accrual for fiscal years 2006, 2005 and 2004 (in thousands):

	December 30,	December 31,	December 25,
	2006	2005	2004
Balance at beginning of year	$3,009	$2,715	$3,148
Additional warranties issued	1,627	2,100	1,846
Accruals related to pre-existing warranties (including
change in estimate and warranties assumed in acquisition)	98	84	(418)
Warranty settlements	(1,066)	(1,890)	(1,861)
Balance at end of year	$3,668	$3,009	$2,715

Co-operative advertising and rebate programs. We enter into agreements with many of our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer based on meeting certain sales or other metrics. When sales are made to these customers, we record accrued liabilities pursuant to these agreements. Based on achievement of sales levels, management regularly assesses these liabilities based on forecasted and actual sales and claims. In assessing the liabilities, management makes judgment decisions based on its knowledge of customer purchasing habits to determine whether all the co-operative advertising earned will be used by the customer and whether the customer will meet the requirements to receive rebates. Additionally, management must determine whether the co-operative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales. Costs of these programs totaled $126.5 million, $110.9 and $113.3 million for 2006, 2005 and 2004, respectively.

Stock compensation expense. The Amended and Restated Simmons Company Equity Incentive Plan (the “Equity Plan”) provides stock based awards to our employees, directors and consultants. We are authorized to issue up to 781,775 shares of Class B common stock pursuant to awards under the Equity Plan. Awards are made pursuant to agreements and are subject to vesting and other restrictions as determined by the board of directors. Among other things, the agreements may provide, under certain conditions, for potential acceleration in vesting of the stock upon a change in control. Upon issuance of awards, compensation cost is measured as the excess of the fair value of the award over the purchase price. Fair value of the underlying stock is determined by our board of directors based upon a quarterly valuation of the Company performed by a third-party valuation firm. Fair value of restricted stock awards is measured on the date of grant as the difference between the price paid for the common stock and the fair value of the common stock. Fair value of stock options is determined on the date of grant using the Black Scholes Merton option pricing model. As of December 30, 2006, we had not issued a significant amount of stock options under the Equity Plan. The compensation cost associated with stock based compensation is amortized by a charge to compensation expense over the period from the date the shares are awarded to the date restrictions are expected to lapse.  We recorded stock compensation expense associated with awards under the Equity Plan of $0.8 million for fiscal year 2006 and less than $0.1 million for each of fiscal years 2005 and 2004.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future utilization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the effective date of enactment.

Based on management’s estimates regarding the future realization of the tax benefits of deferred tax assets, a valuation allowance is established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 30, 2006 and December 31, 2005, we had recorded valuation allowances of $8.6 million and $6.3 million, respectively, against the deferred tax assets related to certain tax loss and tax credit carryforwards. As of December 30, 2006 and December 31, 2005, we had recorded a benefit for federal and state net operating loss carryforwards and tax credit carryforwards, net of valuation allowances, of $33.0 million and $51.1 million, respectively.

Self-Insurance liabilities. We retain a portion of the risks related to our general liability, product liability, automobile, worker’s compensation and health insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by considering pending claims and historical trends and data. The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions. The estimated liability associated with settling unpaid claims is included in accrued liabilities. As of December 30, 2006 and December 31, 2005, we recorded $4.1 million and $3.9 million of liabilities for exposures to unpaid self-insured claims.

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

RESULTS OF OPERATIONS

The following table sets forth historical consolidated financial information as a percent of net sales:

	Fiscal Years Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	56.6%	57.1%	54.8%
Gross margin	43.4%	42.9%	45.2%
Selling, general and administrative	32.4%	34.4%	36.6%
Gain on sale of SCUSA	-4.5%	0.0%	0.0%
Amortization of intangibles	0.6%	0.7%	0.6%
Licensing fees	-0.9%	-1.1%	-1.1%
Operating income	15.8%	8.9%	9.1%
Interest expense, net	8.3%	8.2%	5.1%
Income before income taxes	7.5%	0.7%	4.1%
Income taxes	2.5%	0.3%	1.3%
Net income	5.0%	0.4%	2.7%

YEAR ENDED DECEMBER 30, 2006 (52-WEEKS) COMPARED TO YEAR ENDED DECEMBER 31, 2005 (53-WEEKS)

Net Sales. Our net sales increased $106.3 million, or 12.4%, to $961.6 million for fiscal year 2006 compared to $855.3 million for fiscal year 2005. Our net sales for fiscal years 2006 and 2005 included $49.0 million and $67.2 million, respectively, of net sales associated with our retail operations (net of eliminations between our wholesale and retail operations), which were disposed of in 2006. Exclusive of the net sales associated with our retail operations, our net sales increased $124.6 million, or 15.8%, to $912.7 million in fiscal year 2006 compared to $788.1 million in fiscal year 2005. We estimated the additional week in fiscal year 2005 added approximately $12.4 million of sales in fiscal year 2005. For fiscal year 2006, our sales increase occurred principally due to an increase in our domestic conventional bedding unit volume and AUSP of 10.8% and 2.6%, respectively, compared to fiscal year 2005. Our domestic unit volume increased principally due to improved product offerings combined with a more effective sales approach following the reorganization of our sales force in December 2005. Our improvement in domestic AUSP was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

For fiscal years 2006 and 2005, our net sales reflect a reduction of $87.7 million and $85.4 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for fiscal year 2006, were 0.1 percentage points higher than the aggregate co-op advertising expenditures for fiscal year 2005.

Gross Margin. Our consolidated gross margin increased 0.5 percentage points to 43.4% for fiscal year 2006 compared to 42.9% for fiscal year 2005. Our gross margin improved principally due to our domestic conventional bedding labor and overhead cost per unit decreasing 9.8% in 2006 compared to 2005 as a result of favorable manufacturing efficiencies driven by our increased unit volume. Partially offsetting the improvement in labor and overhead cost per unit, our gross margin was negatively impacted by (i) a 6.4% increase in our domestic conventional bedding material cost per unit due to inflation primarily in polyurethane foam costs in the fourth quarter of 2005 and (ii) less sales at retail due to the sale of SCUSA in August 2006. Exclusive of retail sales, our gross margin increased 1.2 percentage points to 42.1% for fiscal years 2006 compared to 40.9% for fiscal year 2005.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A as a percentage of net sales decreased 2.0 percentage points to 32.4% for fiscal year 2006 compared to 34.4% for fiscal year 2005. Our SG&A as a percent of net sales decreased due primarily to (i) fixed general and administrative expenses being allocated over a larger sales base; and (ii) an $11.3 million, or 2.3 percentage points, reduction in selling expenses. The lower selling expenses are principally the result of our sales force reorganization in December 2005 and the timing of new product introductions.

Amortization of Intangibles. For fiscal year 2006, amortization of intangibles of $5.7 million remained consistent with 2005.

Licensing Fees. For fiscal year 2006, licensing fees decreased $0.4 million, or 4.8%, to $8.7 million from $9.1 million for fiscal year 2005. Our licensing fees decreased principally due to a decline in sales at a significant licensee due to their loss of a major customer

Interest Expense, Net. For fiscal year 2006, interest expense increased $9.6 million, or 13.6%, to $79.9 million from $70.4 million for fiscal year 2005. Interest expense increased principally due to the expensing of $5.0 million of deferred financing fees associated with the refinancing of our $140.0 million senior unsecured term loan in connection with the execution of the amended and restated senior credit and guaranty agreement on May 25, 2006 (this exchange of debt instruments is collectively referred to as the “Refinancing”). Additionally, in connection with the Refinancing, we incurred $1.0 million of refinancing costs that were expensed as incurred. Excluding the expenses related to the Refinancing, interest expense for the fiscal year 2006 compared to the fiscal year 2005 increased $3.6 million due primarily to (i) higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings and reduced interest rate margins as a result of the Refinancing; and (ii) increased non-cash interest on our 10% senior discount notes (“Discount Notes”). Our non-cash interest expense, which includes accretion of our senior discount notes, the amortization of deferred financing fees, and the expensing of fees associated with the Refinancing, was $26.3 million and $19.7 million for fiscal years 2006 and 2005, respectively.

Income Taxes. The combined federal, state, and foreign effective income tax rate of 33.9% for the year ended December 30, 2006 differs from the federal statutory rate of 35.0% primarily due to a larger book versus tax gain on the sale of SCUSA, partially offset by an increase in tax reserves and the effect of state income taxes. The combined federal, state, and foreign effective income tax rate of 44.2% for the year ended December 31, 2005 differs from the federal statutory rate of 35.0% primarily due to the expiration of unused state net operating loss benefits.

YEAR ENDED DECEMBER 31, 2005 (53-WEEKS) COMPARED TO YEAR ENDED DECEMBER 25, 2004 (52-WEEKS)

Net Sales. Our net sales decreased $14.6 million or 1.7%, to $855.3 million for the fiscal year 2005 compared to fiscal year 2004. Our net sales for 2005 and 2004 included $67.2 million and $61.5 million of net sales associated with our retail operations (net of eliminations of between our wholesale and retail operations), which were disposed of in 2006. Exclusive of the net sales associated with our retail operations, our net sales decreased $20.3 million, or 2.5%, to $788.1 million in fiscal year 2005 compared to fiscal year 2004. We estimated the additional week in fiscal year 2005 added approximately $12.4 million of sales in fiscal year 2005 compared to fiscal year 2004. For fiscal year 2005, our sales decline occurred principally due to a decrease in conventional bedding unit volume of 8.3%, partially offset by an increase in conventional bedding AUSP of 6.3% compared to fiscal year 2004. Our unit volume declined principally due to (i) less sales volume at lower retail price points since our 2005 product lines focused on higher retail price points; and (ii) the roll-out of new premium-priced products in the first quarter of 2005 which were not as successful as our previous product lines. Our AUSP for fiscal year 2005 increased compared to fiscal year 2004 due primarily to the shipment of our new product lines in 2005 which, on average, sold at higher prices than our 2004 product lines coupled with price increases implemented in October 2004 and November 2005 on all products to help minimize the impact of rising raw material costs. Net sales in fiscal year 2005 also benefited by $15.8 million from selling more juvenile bedding products as a result of our acquisition of certain assets and liabilities of Simmons Juvenile Products Company, Inc. (the “Juvenile Acquisition”) in August 2004.

For fiscal years 2005 and 2004, our net sales reflect a reduction of $85.4 million and $66.6 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for fiscal year 2005 compared to fiscal year 2004 principally due to our customers providing less proof of advertising for the subsidies they receive from us, which resulted in more co-op advertising expenditures being recorded as a sales reduction versus a selling expense. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for fiscal year 2005, were 0.1 percentage points lower than the aggregate co-op advertising expenditures for fiscal year 2004.

Gross Margin. Our gross margin for fiscal year 2005 declined 2.3 percentage points to 42.9% compared to 45.2% for fiscal year 2004. Our gross margin declined principally due to (i) a 10.3% increase in our conventional bedding material cost per unit due to inflation in raw material costs and the added costs to make our products manufactured for sale in the State of California meet California’s open flame resistance standards which became effective January 1, 2005; (ii) a 5.8% increase in our conventional bedding labor and overhead cost per unit due to a decline in sales volume resulting in lower utilization of our manufacturing facilities; (iii) an increase in juvenile products sold, which sell at lower margins, as a result of the Juvenile Acquisition; and (iv) an increase in our co-op advertising expenditures classified as a reduction of sales in fiscal year 2005 (see above “Net Sales” discussion).

Our fiscal year 2004 gross margin included (i) $5.0 million of non-recurring start-up costs related to the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities; and (ii) $2.6 million of non-recurring costs resulting from the selling of inventory recorded at fair market value in connection with the purchase accounting associated with the THL Acquisition.

Selling, General and Administrative Expenses. Our consolidated SG&A as a percent of net sales decreased 2.2 percentage points to 34.4% compared to 36.6% for fiscal year 2004. Our SG&A decreased primarily due to more co-op advertising expenditures being recorded as a reduction of sales instead of as a selling expense as discussed above under “Net Sales” which resulted in a 1.5 percentage point decrease in SG&A as a percent of net sales in fiscal year 2005 compared to fiscal year 2004. Additionally, SG&A for fiscal year 2005 includes $6.8 million of non-recurring severance, consulting and other expenses associated with the implementation of our 2005 cost cutting initiatives. SG&A for fiscal year 2004 included non-recurring charges of (i) $11.7 million associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities and the closing of our Columbus, Ohio and Piscataway, New Jersey manufacturing facilities during the year and (ii) $2.0 million of transaction expenses, in the aggregate, related to the THL Acquisition, the Juvenile Acquisition, the sale of Mattress Gallery, and the filing of a registration statement with the SEC for an initial public offering (“IPO”) of our common stock that was not completed.

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

Interest Expense, Net. For fiscal year 2005, interest expense increased $26.1 million, or 59.1%, to $70.4 million from $44.2 million for fiscal year 2004. Interest expense increased $16.8 million as a result of the issuance of $269.0 million of Discount Notes in December 2004. Interest expense also increased $8.8 million due to higher LIBOR base rates on our senior credit facility and senior unsecured term loan for fiscal year 2005 compared to fiscal year 2004. Our non-cash interest expense, including the accretion of the original issuance discount on our Discount Notes, was $19.7 million in fiscal year 2005 compared to $2.4 million in fiscal year 2004.

Income Taxes. The combined federal, state, and foreign effective income tax rate of 44.2% for the year ended December 31, 2005 differs from the federal statutory rate of 35.0% primarily due to the expiration of unused state net operating loss benefits.  The combined federal, state, and foreign effective income tax rate of 32.6% for fiscal year 2004 differed from the federal statutory rate of 35.0% primarily due to a reversal of tax reserves which we believe are no longer needed, partially offset by the expiration of unused net operating loss benefits and an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay cash dividends and make other distributions. Our primary use of funds consists of payments of funding for working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, distributions to service Simmons Holdco debt, and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.

Capital expenditures totaled $13.6 million for fiscal year 2006. We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs. We anticipate our capital expenditures to increase in 2007 to approximately $26 million as a result of upgrading our management information systems and our acquisition of Simmons Canada.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt. Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards. We expect to pay minimal income taxes in 2007.

The following table summarizes our changes in cash (in millions):

	Fiscal Years Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$102.3	$40.2	$69.6
Investing activities	(74.2)	(9.7)	(28.7)
Financing activities	(31.6)	(30.1)	(20.5)
Effect of exchange rate changes on cash	(0.3)	-	0.1
Change in cash and cash equivalents	(3.8)	0.4	20.5
Cash and cash equivalents
Beginning of year	24.6	24.2	3.7
End of year	$20.8	$24.6	$24.2

Year Ended December 30, 2006 Compared With the Year Ended December 31, 2005

Cash flows from operating activities. For fiscal year 2006 compared to fiscal year 2005, our cash flows from operations increased $62.1 million. Our cash flows from operations increased primarily due to our increase in sales and net income combined with our decrease in working capital of $10.6 million.

Cash flows used in investing activities. For fiscal year 2006 compared to fiscal year 2005, our cash flows used in investing activities increased $64.5 million. For fiscal year 2006, our cash used in investing activities included the purchase of Simmons Canada for $113.1 million, net of cash acquired, and capital expenditures of $13.6 million, which were partially offset by the proceeds from the sale of SCUSA of $52.4 million. For fiscal year 2005, our cash used in investing activities included a payment of contingent consideration of $3.3 million related to the Juvenile Acquisition and capital expenditures of $6.8 million.

Cash flows used in financing activities. For fiscal year 2006 compared to fiscal year 2005, our cash flows used in financing activities increased by $1.5 million. For fiscal year 2006, we made mandatory and voluntary payments on our senior credit facility of $29.9 million. For fiscal year 2005, we made mandatory and voluntary payments on our senior credit facility of $26.7 million.

Year Ended December 31, 2005 Compared With the Year Ended December 25, 2004

Cash flows from operating activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows from operations decreased $29.4 million. Our cash flows from operations decreased primarily due a decline in net income of $20.4 million partially offset by a decrease in working capital.

Cash flows used in investing activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows used in investing activities decreased $19.0 million. For fiscal year 2005, our cash used in investing activities included a payment of contingent consideration of $3.3 million related to the Juvenile Acquisition and capital expenditures of $6.8 million. For fiscal year 2004, our cash used in investing activities included a payment of $19.7 million related to the Juvenile Acquisition and capital expenditures of $18.2 million. In fiscal year 2004, our capital expenditures were higher primarily due to our opening new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia. For fiscal year 2004, our cash flows from investing activities benefited from the sale of Mattress Gallery for $6.3 million.

Cash flows used in financing activities. For fiscal year 2005 compared to fiscal year 2004, our cash flows used in financing activities increased by $9.6 million. For fiscal year 2005, we made mandatory and voluntary payments on our senior credit facility of $26.7 million. For fiscal year 2004, we made mandatory and voluntary payments on our senior credit facility of $11.7 million. During fiscal year 2004, we repaid the remaining 10.25% Series B Senior Subordinated Notes outstanding for $5.3 million.

Debt

Senior Credit Facility

On May 25, 2006, we executed the second amended and restated senior credit and guaranty agreement with a syndicate of lenders, which amended and restated our existing senior credit facility in its entirety. The senior credit facility, as amended, provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the senior credit facility were used to replace our $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. Among other things, the senior credit facility, as amended, reduced the applicable Eurodollar and Base interest rate margins for borrowings under our term loan and refinanced our unsecured term loan which had an interest rate margin 175 basis points higher than the margin on the tranche D term loan.

The senior credit facility, as amended, and following an upgrade of our debt ratings on September 21, 2006, bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25
Tranche D term loan	2.00%	1.00

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. The weighted average interest rate per annum in effect as of December 30, 2006 for the tranche D term loan was 7.12%.

Subsequent to the amendment, we voluntarily prepaid $12.0 million of the tranche D term loan resulting in our next required principal payment of $0.3 million being scheduled for September 2008. The tranche D term loan has mandatory quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011. Depending on Simmons Bedding’s leverage ratio, we may be required to prepay a portion of the tranche D term loan with up to 50% of our excess cash flows (as defined in the senior credit facility) from each fiscal year. We are not required to prepay a portion of the tranche D term loan in fiscal year 2007 as a result of our fiscal year 2006 excess cash flows having been reinvested, as defined in the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage and total leverage ratios. The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The financial covenants, as amended, are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 as of December 30, 2006; 2.00:1.00 for March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; and 2.25:1.00 for December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.90:1.00 for December 30, 2006; 5.60:1.00 for March 31, 2007; 5.25:1.00 for June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

As of December 30, 2006, Simmons Bedding was in compliance with all of its financial covenants.

Senior Subordinated Notes

In connection with the THL Acquisition, we issued $200.0 million of 7.875% senior subordinated notes due 2014 (the “Subordinated Notes”). The Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock. We were in compliance with such covenants as of December 30, 2006.

Senior Discount Notes

Our senior discount notes (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

At any time prior to December 15, 2007, we may redeem up to 40% of the aggregate principal amount of the Discount Notes at a price of 110.0% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

If any of the Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding in an amount equal to the Mandatory Principal Redemption Amount (as defined) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount. No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.

Debt Covenants

Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of December 30, 2006. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. We may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and relate to ratios of adjusted EBITDA to cash interest expense (cash interest coverage ratio) and net debt to adjusted EBITDA (leverage ratio), all as defined in the senior credit facility. There is also a maximum capital expenditure limitation in the senior credit facility. The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions. The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of December 30, 2006. The terms and related calculations are defined in the senior credit facility, which is incorporated by reference as Exhibit 10.26 of this report (in millions, except ratios):

Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)	$163.6
Consolidated cash interest expense(2)	$54.2
Actual interest coverage ratio(3)	3.02x
Minimum permitted interest coverage ratio	1.85x

Calculation of maximum leverage ratio:
Consolidated indebtedness	$695.2
Less: Cash and cash equivalents	20.8
Net debt	$674.4
Adjusted EBITDA(1)	$163.6
Actual leverage ratio(4)	4.12x
Maximum permitted leverage ratio	5.90x

(1) Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as we have interpreted the definition of Adjusted EBITDA from our senior credit facility, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented on the following page is in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the year ended December 30, 2006 (in millions):

Year Ended December 30, 2006

Net income	$47.6
Depreciation and amortization	28.7
Income taxes	24.4
Interest expense, net	79.9
Interest income	1.3
EBITDA	$182.0

Proforma effect of SCUSA Disposition(a)	(46.6)
Proforma effect of Canada Acquisition(b)	17.3
Reorganization expenses including management severance	4.7
Management fees paid to THL	1.7
Transaction expenses	1.7
Non-cash stock compensation	0.8
Conversion costs associated with meeting new flammability standard	0.7
State taxes in lieu of income taxes	0.7
Other, including expenses at Holdings	0.6
Simmons Bedding Adjusted EBITDA	$163.6

(a)
This adjustment removes the EBITDA of SCUSA that is included in our consolidated EBITDA prior to our disposition of the entity and the $43.3 million gain recognized on the disposition; and includes the full year effect of savings generated from new dealer agreement executed in connection with the sale of  SCUSA.

(b)
This adjustment includes the EBITDA of Canada, not already reflected in our consolidated EBITDA, for the fiscal year 2006 as though we purchased the entity as of the beginning of the fiscal year and also includes $5 million of synergies that management anticipates will be achieved as a result of the Canada Acquisition.

(2)  A calculation of consolidated cash interest expense, as defined in our senior credit facility, for the year ended December 30, 2006 (in millions):

Interest expense, net	$79.9
Less: Holdings non-cash interest expense	(19.0)
Simmons Bedding interest expense, net	$60.9
Add: Simmons Bedding interest income	1.3
Less: Call premium included in interest expense	(0.7)
Simmons Bedding interest expense	61.5
Less: Simmons Bedding non-cash interest expense	(7.3)
$54.2

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.
(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 30, 2006 (in millions):

		Payment Due by Year
Contractual obligations:	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt (1)	$964.4	$0.8	$7.5	$564.5	$391.6
Interest payments on long-term debt (2)	374.6	50.9	101.3	117.9	104.5
Operating leases	61.6	18.7	23.3	13.0	6.6
Component purchase commitments	23.6	12.2	11.4	-	-
Total contractual obligations	$1,424.2	$82.6	$143.5	$695.4	$502.7

Other commercial commitments:
Standby letters of credit	$9.8	$9.8	$-	$-	$-

(1) Includes $67.4 million of original issue discount on the Discount Notes.
(2) Anticipated interest payments based on current interest rates and amounts outstanding as of December 30, 2006.

In addition, under the terms of the management agreement entered into in connection with the THL Acquisition, Simmons Bedding is required to pay an affiliate of THL an aggregate fee of no less than $1.5 million a year. Under its terms, the management agreement will be terminated by THL upon the consummation of an equity offering and Simmons Bedding will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.

Simmons Holdco has elected to make its first interest payment of $16.6 million on the Toggle Loan in cash in August 2007.  Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  Although we are not an obligor on or guarantor of the Toggle Loan, nor are we obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on us to make cash distributions to it to make the August 2007 cash interest payment and other future cash interest and principal payments to service its debt.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between the tax position recognized on FIN 48 and the amount previously taken or expected to be taken in a company’s tax return. FIN 48 will be effective for us at the beginning of fiscal year 2007. We are currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for us at the beginning of fiscal year 2007. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for us at the beginning of fiscal year 2007. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 will be effective for us at the beginning of fiscal year 2008. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

FORWARD LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995.

This annual report includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this Annual Report on Form 10-K speak only as of the filing date of this Annual Report on Form 10-K.  These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved.  Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations.  These factors include, but are not limited to: (i) competitive pricing pressures in the bedding industry; (ii) legal and regulatory requirements; (iii) the success of our new products; (iv) our relationships with and viability of our major suppliers; (v) fluctuations in our costs of raw materials; (vi) our relationship with significant customers and licensees; (vii) our ability to increase prices on our products and the effect of these price increases on our unit sales; (viii) an increase in our return rates and warranty claims; (ix) our labor relations; (x) departure of our key personnel; (xi) encroachments on our intellectual property; (xii) our product liability claims; (xiii) our level of indebtedness; (xiv) interest rate risks; (xv) compliance with covenants in our debt agreements; (xvi) our future acquisitions; (xvii) our ability to successfully integrate Simmons Canada into our operations; (xviii) the loss of key personnel at Simmons Canada as a result of our acquisition of Simmons Canada; (xix) our ability to achieve the expected benefits from any personnel realignments; and (xx) other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

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

Market Risk

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future foreign currency exchange rates, interest rates and commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of derivative instruments, where practicable. We do not trade or use instruments with the objective of earning financial gains on the market fluctuations, nor do we use instruments where there are not underlying exposures.

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar). Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations. The potential loss in fair value on forward contracts outstanding as of December 30, 2006, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts. As of December 30, 2006, we had forward contracts to sell a total of $5.8 million Canadian dollars with expiration dates ranging from January 2, 2007 to September 24, 2007. As of December 30, 2006, the fair value of our net obligation under the forward contracts was $0.2 million. We do not apply hedge accounting to our forward contracts, therefore the contracts are marked-to-market as of each reporting date through earnings.

Interest Rate Risk

We are exposed to market risks from changes in interest rates. Our senior credit facility and certain of our other debt instruments are floating rate debt. We currently do not have a hedging program in place to manage fluctuations in long-term interest rates. We have implemented a policy to utilize extended Eurodollar contracts under the senior credit facility to minimize the impact of near term Eurodollar rate increases.

On December 30, 2006, we had floating rate debt of $484.9 million. All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before taxes by $3.4 million in 2007.

Commodity Price Risk

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innerspring, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, the price of many of our goods can be impacted by fluctuations in petrochemical and steel prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIMMONS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Simmons Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Simmons Company and its subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the results of their operations and cash flows for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 98 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 21, 2007

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Fiscal Years Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Net sales	$961,625	$855,276	$869,893
Cost of products sold	544,164	488,129	477,053
Gross profit	417,461	367,147	392,840

Operating expenses:
Selling, general and administrative expenses	311,839	294,266	318,015
Gain on sale of Sleep Country USA	(43,311)	-	-
Amortization of intangibles	5,655	5,693	4,933
Licensing revenues	(8,691)	(9,128)	(9,622)
	265,492	290,831	313,326
Operating income	151,969	76,316	79,514
Interest expense, net	79,928	70,355	44,216
Income before income taxes	72,041	5,961	35,298
Income tax expense	24,427	2,636	11,524
Net income	47,614	3,325	23,774

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,729)	4	113
Comprehensive income	$44,885	$3,329	$23,887

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$20,784	$24,622
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $4,329 and $4,006	92,035	74,682
Inventories	26,718	28,579
Deferred income taxes	3,136	2,865
Assets held for sale	-	19,116
Prepaid expenses	10,426	5,960
Other current assets	8,997	8,133
Total current assets	162,096	163,957

Property, plant and equipment, net	73,185	53,613
Goodwill	512,818	481,280
Intangible assets, net	592,802	536,963
Other assets	32,753	44,964
	$1,373,654	$1,280,777

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$778	$1,602
Accounts payable	60,318	42,713
Liabilities held for sale	-	9,968
Accrued liabilities	74,594	60,509
Total current liabilities	135,690	114,792
Non-current liabilities:
Long-term debt	896,001	906,148
Deferred income taxes	177,692	144,418
Other	14,410	11,072
Total liabilities	1,223,793	1,176,430

Commitments and contingencies (Notes I and O)

Stockholders' equity:
Class A common stock, $.01 par value: Authorized - 4,000,000 shares; issued and outstanding - 3,878,307 shares	39	39
Class B common stock, $.01 par value: Authorized - 781,775 shares; isssued and outstanding - 688,235 shares	7	7
Additional paid-in capital	102,798	102,337
Retained earnings	51,961	4,648
Accumulated other comprehensive income	(2,595)	134
Deferred compensation	-	(361)
Treasury stock, at cost, 57,207 and 46,860 shares of class A common stock, respectively,
and 3,076 and 48,411 shares of class B common, respectively	(2,349)	(2,457)
Total stockholders' equity	149,861	104,347
	$1,373,654	$1,280,777

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

						Retained	Accumulated		Common
	Class A		Class B		Additional	Earnings/	Other		Stock	Total
	Common	Common	Common	Common	Paid-In	(Accumulated	Comprehensive	Deferred	Held in	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Income	Comp.	Treasury	Equity

December 27, 2003	3,680,308	$37	634,869	$6	$267,607	$(7,190)	$17	$-	$-	$260,477
Net income						23,774				23,774
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	-	-	113	-	-	113
Comprehensive income						23,774	113	-	-	23,887
Deemed dividend to reflect carryover basis	-	-	-	-	(47,705)	-	-	-	-	(47,705)
Termination of deferred compensation plan	197,998	2	-	-	29,442	-	-	-	-	29,444
Issuance of common stock	-	-	53,366	1	209	-	-	(209)	-	1
Stock compensation expense	-	-	-	-	-	-	-	39	-	39
Dividend paid:
Class A common stock, $42.01 per share	-	-	-	-	(147,404)	(15,261)	-	-	-	(162,665)
Purchase of treasury stock, at cost	(6,501)	-	(528)	-	-	-	-	-	(650)	(650)
December 25, 2004	3,871,805	$39	687,707	$7	$102,149	$1,323	$130	$(170)	$(650)	$102,828
Net income						3,325				3,325
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	-	-	4	-	-	4
Comprehensive income						3,325	4	-	-	3,329
Issuance of common stock held in treasury	-	-	89,138	-	283	-	-	(295)	13	1
Stock compensation expense	-	-	-	-	-	-	-	9	-	9
Forfeitures of restricted stock	-	-	-	-	(95)	-	-	95	-	-
Purchase of treasury stock, at cost	(40,358)	-	(137,021)	-	-	-	-	-	(1,820)	(1,820)
December 31, 2005	3,831,447	$39	639,824	$7	102,337	$4,648	$134	$(361)	$(2,457)	$104,347
Net income						47,614				47,614
Other comprehensive income (loss):
Change in foreign currency translation	-	-	-	-	-	-	(2,729)	-	-	(2,729)
Comprehensive income						47,614	(2,729)	-	-	44,885
Issuance of common stock held in treasury	4,195	-	154,660	-	13	(302)	-	-	542	253
Stock compensation expense	-	-	-	-	760	-	-	-	-	760
Adoption of Statement of Financial Standards 123R	-	-	-	-	(361)	-	-	361	-	-
Tax windfall resulting from restricted stock awards	-	-	-	-	49	-	-	-	-	49
Purchase of treasury stock, at cost	(14,543)	-	(109,325)	-	-	-	-	-	(434)	(434)
December 30, 2006	3,821,099	$39	685,159	$7	102,798	$51,961	$(2,595)	$-	$(2,349)	$149,861

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Cash flows from operating activities:
Net income	$47,614	$3,325	$23,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,688	27,722	23,084
Non-cash stock compensation expense	760	9	3,347
Provision for doubtful accounts	(117)	488	3,907
Provision for deferred income taxes	23,110	1,982	11,020
Gain on sale of Sleep Country USA	(43,311)	-	-
Non-cash interest expense	27,322	19,539	2,409
Net changes in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	5,429	10,947	(22,560)
Inventories	4,954	250	1,970
Other current assets	(3,233)	4,447	68
Accounts payable	14,557	(9,354)	16,253
Accrued liabilities	4,265	(5,167)	14,998
Other, net	(7,770)	(13,948)	(8,641)
Net cash provided by operating activities	102,268	40,240	69,629

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,553)	(6,797)	(18,206)
Purchase of Simmons Canada	(113,098)	-	-
Proceeds from the sale of Sleep Country USA, net	52,417	-	-
Purchase of certain assets of Simmons Juvenile Products	-	(3,337)	(19,685)
Proceeds from the sale of Gallery Corp., net	-	-	6,327
Other, net	-	446	2,844
Net cash used in investing activities	(74,234)	(9,688)	(28,720)

Cash flows from financing activities:
Borrowings under Senior Credit Facility, net	480,000	-	-
Payments of senior credit facility, net	(369,933)	(26,668)	(11,675)
Payment of senior unsecured term loan	(140,000)	-	-
Payments of other debt, net	(477)	(549)	(6,439)
Proceeds from issuance of discount notes	-	-	165,143
Dividend to shareholders of common stock	-	-	(162,665)
Repurchase of common stock, net	(181)	(1,819)	(649)
Excess tax benefits from stock-based compensation	49	-	-
Payments of financing costs	(1,039)	(1,104)	(4,201)
Net cash used in financing activities	(31,581)	(30,140)	(20,486)

Net effect of exchange rate changes on cash	(291)	4	113
Change in cash and cash equivalents	(3,838)	416	20,536
Cash and cash equivalents, beginning of year	24,622	24,206	3,670
Cash and cash equivalents, end of year	$20,784	$24,622	$24,206

Supplemental cash flow information:
Cash paid for interest	$58,401	$48,453	$31,127
Cash paid for income taxes	$1,569	$345	$468

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

Simmons Company and its subsidiaries (collectively the “Company” or “Simmons”) is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names, including Beautyrest®, Beautyrest Black TM , BackCare®, Natural CareTM Latex, BackCare Kids®, and Deep Sleep®. The Company manufactures, sells and distributes its premium branded bedding products to retail customers and institutional users, such as the hospitality industry, throughout the U.S. and Canada and licenses its intellectual property to international companies that manufacture and sell the Company’s premium branded bedding products throughout the world. Additionally, the Company has licensed its intellectual property to U.S. and Canadian manufactures and distributors of bedding accessories, furniture, water beds, air beds and other products. The Company’s domestic operations sells products through a diverse nationwide base of approximately 2,900 retailers, representing over 11,700 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

Simmons Company (“Simmons Company” or “Holdings”) is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company, which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding Company. All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its subsidiaries (collectively “Simmons Bedding”). Simmons Bedding became a wholly-owned subsidiary of the Company as a result of the Company’s acquisition of Simmons Holdings, Inc. on December 19, 2003 (the “THL Acquisition”).

During 2006, the Company sold its subsidiary Sleep Country USA, LLC (“SCUSA”), which operated specialty sleep stores, and purchased Simmons Canada Inc. (“Simmons Canada”), a former licensee of Simmons and one of the largest bedding manufacturers in Canada (see Note C - Acquisitions and Dispositions).

In February 2007, the Company merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, Inc., a holding company established to borrow $300.0 million under a senior unsecured loan to fund a distribution of $278.3 million to the Company’s then existing class A stockholders (see Note S - Subsequent Events).

NOTE B — PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Simmons Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The significant reclassifications were as follows:
•
Plant closure charges and transaction expenses were combined with selling, general and administrative expenses. As a result of the combining of these line items, selling, general and administrative expenses increased $0.6 million and $5.1 million for fiscal years 2005 and 2004, respectively.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Certain general & administrative costs were reclassified from selling, general & administrative expenses to cost of products sold. Selling, general and administrative expense decreased and cost of products sold increased $5.4 million and $4.8 million for fiscal years 2005 and 2004, respectively.

These reclassifications were considered immaterial and had no effect on previously reported net income or operating cash flows.

FISCAL YEAR

The fiscal year of the Company ends the last Saturday in December. The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal years 2006 and 2004 and a 53-week period for fiscal year 2005.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of trade receivables and miscellaneous receivables recorded net of customer credits and allowances for doubtful receivables, discounts and returns. The Company issues credits memos to customer accounts for volume rebates, co-op advertising funds, billing/shipping errors, promotional monies, customer supply agreements and other miscellaneous credits given to customers in the ordinary course of business. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions. If the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Our allowance for doubtful accounts was $2.0 million and $1.6 million as of December 30, 2006 and December 31, 2005, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company expenses abnormal amounts of idle facility costs, freight and handling costs as incurred. The Company allocates fixed production overheads to conversion costs based on the normal capacity of the production facilities. The Company also allocates certain general and administrative costs to inventory. The Company incurred $18.9 million, $24.7 million and $34.0 million of such general & administrative costs in 2006, 2005 and 2004, respectively. The Company had $0.4 million and $0.7 million of general and administrative costs remaining in inventory as of December 30, 2006 and December 31, 2005, respectively.

The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other economic factors.

CUSTOMER SUPPLY AGREEMENTS

The Company from time to time enters into long-term customer supply agreements with its customers. The Company capitalizes any initial cash or credit memos provided to its customers that are subject to refundability and reduces sales for any initial cash or credit memos provided to its customers that are not subject to refundability. The capitalized costs are included in other assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction of sales based on the terms of the supply agreements. The cash or credit memos used for long-term supply agreements are included in the net change in “other, net” in the accompanying Consolidated Statements of Cash Flows. Amortization related to these contracts was $12.3 million, $10.7 million and $8.2 million in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

Buildings and improvements	10 - 45 years
Leasehold improvements	2 - 12 years
Machinery and equipment	2 - 15 years

INTANGIBLE ASSETS

Definite-lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from three to twenty-five years. Indefinite-lived intangible assets, such as trademarks, are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily by using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts of timing of cash flows, the risk-free interest rate, and other factors considered in management’s projected future operating results. The Company reviews the useful lives of definite-lived and indefinite-lived intangible assets every reporting period.

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

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DEBT ISSUANCE COSTS

The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Upon prepayment of the related debt, the Company recognizes a proportional amount of the related debt issuance costs as additional interest expense. Amortization of debt issuance costs of $7.6 million, $2.5 million and $2.0 million in 2006, 2005 and 2004, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. Included in the 2006 amortization of debt issuance costs are $5.0 million of costs expensed in connection with the Company’s Refinancing (see Note H - Long-Term Debt).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes derivative instruments as either an asset or liability measured at its fair value. The Company only uses short-term derivative instruments within the normal course of business as economic hedges principally to manage foreign currency exchange rate risk. The changes in fair value of the derivative instrument are recognized through current period income.

TREASURY STOCK

Common stock repurchased by the Company is recorded at cost as a reduction of stockholders’ equity. The Company uses the first-in first-out method of determining the cost of treasury stock that is subsequently reissued. The difference between the cost of treasury stock and the reissuance price is added or deducted from additional paid in capital or retained earnings.

REVENUE RECOGNITION

The Company recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. An insignificant portion of the Company’s revenue is derived from inventory held on consignment with certain customers. The Company recognizes revenue on inventory held on consignment when the title and risk of ownership have transferred to the customer, which is when the inventory held on consignment is used. The Company accrues for estimated costs of warranties, co-op advertising costs, promotional monies and cash discounts at the time the corresponding sales are recognized. Sales are presented net of cash discounts, rebates, returns, certain consideration provided to customers such as co-operative advertising funds, promotional monies, and amortization of supply agreements. The Company uses historical trend information regarding returns to reduce sales for estimated future returns. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

REBATES

The Company provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn the rebates. Once the rebate is earned, the Company issues a credit memo that is netted against the accounts receivable balance. Rebates were $20.2 million, $16.4 million and $18.9 million in 2006, 2005 and 2004, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income.

PRODUCT DELIVERY COSTS

The Company incurred $54.4 million, $50.4 million and $50.8 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2006, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STOCK BASED EMPLOYEE COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006 (the first day of the 2006 first quarter). Prior to the adoption of SFAS 123R, the Company accounted for stock based awards in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123R, the fair value of the Company’s stock based awards on the date of grant are recognized as an expense over the vesting period. Under APB 25, compensation cost was measured at the grant date as the excess of the fair value of the award over the purchase price. The entire amount of the compensation cost was recorded as deferred compensation and amortized as a charge to selling, general and administrative expense over the period that the restrictions were expected to lapse.

The Company used the modified prospective application method of transition under SFAS 123R. Under the modified prospective application method, the Company will apply SFAS 123R for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. Upon adoption of SFAS 123R, the Company made a one-time cumulative adjustment of less than $0.1 million to record an estimate of the future forfeitures on all outstanding restricted stock awards. Additionally, the Company netted its deferred compensation related to awards issued prior to the adoption of SFAS 123R against additional paid in capital.

FOREIGN CURRENCY

Subsidiaries located outside of the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholders’ equity and are not tax effected since they relate to investments, which are permanent in nature. Foreign currency transactions gains and losses are recognized in earnings as incurred.

PRODUCT DEVELOPMENT COSTS

Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $2.4 million, $2.9 million and $3.7 million in 2006, 2005 and 2004, respectively. Such costs are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

ADVERTISING COSTS

The Company records the cost of advertising, including co-operative advertising, as an expense or a reduction of net sales when incurred or no later than when the advertisement appears or the event is run. Co-operative advertising costs and promotional monies are recorded as a selling expense when the customer provides proof of advertising of the Company’s products and the cost of the advertisement does not exceed the payments made to the customer. Co-operative advertising costs and promotional monies are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense. Advertising costs which were recorded as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income were $24.6 million, $33.9 million and $19.6 million in 2006, 2005 and 2004, respectively. Advertising costs which were recorded as selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income were $89.8 million, $71.5 million and $79.5 million in 2006, 2005 and 2004, respectively.

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

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on management’s estimates regarding the future realization of the tax benefits of deferred tax assets, a valuation allowance is established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. As of December 30, 2006 and December 31, 2005, we had recorded valuation allowances of $8.6 million and $6.3 million, respectively, against the deferred tax assets related to certain tax loss and tax credit carryforwards. As of December 30, 2006 and December 31, 2005, we had recorded a benefit for U.S. federal and state net operating loss carryforwards and tax credit carryforwards, net of valuation allowances, of $33.0 million and $51.1 million, respectively.

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

The following table presents a reconciliation of the Company’s warranty accrual for 2006, 2005 and 2004 (in thousands):

	December 30,	December 31,	December 25,
	2006	2005	2004
Balance at beginning of year	$3,009	$2,715	$3,148
Additional warranties issued	1,627	2,100	1,846
Accruals related to pre-existing warranties (including change in estimate)	98	84	(418)
Warranty settlements	(1,066)	(1,890)	(1,861)
Balance at end of year	$3,668	$3,009	$2,715

PENSION

The Company maintains a registered defined benefit pension plan for eligible employees of its Canadian operations and retirement compensation arrangements for certain current and former executives of the Canadian operations. Additionally, the Company provides life insurance and health care benefits for certain employees. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other post-employment benefit obligations are established each year end. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and post-employment benefit obligations. If actual experience differs from these assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time, which may cause the expense related to providing these benefits to increase or decrease.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that the costs will be incurred and can be reasonably estimated.

SIGNIFICANT CONCENTRATIONS OF RISK

Cash and cash equivalents are maintained with several major financial institutions in the U.S., Canada and Puerto Rico. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not, in most cases, require collateral. Shipments to the five largest U.S. customers aggregated approximately 25%, 22% and 19% total domestic shipments for each of 2006, 2005 and 2004, respectively, and no single customer accounted for over 10% of the net sales in any of those years.

Purchases of raw materials from one vendor represented approximately 30%, 21% and 23% of the domestic cost of products sold for 2006, 2005 and 2004, respectively. The Company also primarily utilizes two third-party logistics providers in the U.S. which, in the aggregate, accounted for 78%, 82% and 85% of domestic outbound wholesale shipments in 2006, 2005 and 2004, respectively.

SELF-INSURANCE

The Company retains a portion of the risks related to its general liability, product liability, automobile, worker’s compensation and health insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions. The estimated liability associated with settling unpaid claims is included in accrued liabilities. As of December 30, 2006 and December 31, 2005, the Company recorded $4.1 million and $3.9 million, respectively, of liabilities for exposures to unpaid self-insured claims.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between the tax position recognized on FIN 48 and the amount previously taken or expected to be taken in a company’s tax return. FIN 48 will be effective for the Company at the beginning of fiscal year 2007. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for the Company at the beginning of fiscal year 2007. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for the Company at the beginning of fiscal year 2007. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 will be effective for the Company at the beginning of fiscal year 2008. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

NOTE C — ACQUISITIONS AND DISPOSITIONS

2006 Purchase of Simmons Canada Inc. (“Simmons Canada”)

On November 15, 2006, the Company acquired Simmons Canada, a former licensee of the Company that is one of the leading manufacturers of mattresses in Canada, for $113.1 million in cash (the “Canada Acquisition”). The Canada Acquisition was funded from cash on hand and borrowings on the Company’s revolving loan. Simmons Canada is now a wholly-owned subsidiary of the Company and the results of operations of Simmons Canada have been included in the Company’s consolidated financial statements since the November 15, 2006 acquisition date. The Canada Acquisition provides the Company with direct access to the conventional mattress and foundations market in Canada where Simmons Canada was already one of the leading mattress manufacturers by selling Simmons branded products. The Company recorded the Canada Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. Fair value of the assets and liabilities assumed was determined based on, but not limited to, discounted expected future cash flows for trademarks and non-contractual customer relationships and current replacement costs for fixed assets. Additional costs related to the execution of the Company’s initial plans to restructure the Canadian operations to eliminate duplicate functions have not been reflected in this preliminary purchase price allocation as the Company is in the process of finalizing decisions as to the organizational structure of the operations.  Once the Company has finalized its plan, the costs related to the execution of the plan will be included in the final purchase price allocation.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Current assets	$27,279
Property, plant and equipment	17,773
Goodwill	32,828
Other intangibles	62,802
Other assets	800
Total assets acquired	141,482
Current liabilities	(15,941)
Non-current liabilities	(12,442)
Total liabilities assumed	(28,383)
Purchase price net of cash acquired	$113,098

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The intangible assets acquired include non-contractual customer relationships of $17.7 million and trademarks of $45.1 million. The non-contractual customer relationships have a weighted average life of twenty years and will be amortized using the straight line method, which best reflects the utilization of the economic benefits of the agreements. The trademarks have an indefinite life. Goodwill includes a portion of value for assembled workforce which is not separately classified from goodwill. The purchased intangibles and goodwill are not deductible for tax purposes.

Since the Canada Acquisition was a purchase of stock, the respective tax bases of the assets and liabilities were not changed. As a result, a net deferred tax liability was recorded as of the acquisition date to reflect the difference between the fair value of the assets and liabilities under purchase accounting and the historical tax bases of the assets and liabilities. The reversal of such differences in the future will be recorded through the tax provision.

2006 Sale of SCUSA

On August 29, 2006, the Company sold its subsidiary, SCUSA, to an affiliate of The Sleep Train, Inc. (“Sleep Train”) for net cash proceeds of $52.4 million (“SCUSA Disposition”). The Company recorded a net gain of $43.3 million. This disposition resulted in the Company selling all of its retail bedding segment assets.

Concurrent with the sale of SCUSA, the Company entered into a multi-year supply agreement with Sleep Train which will result in the Company having a significant ongoing interest in the cash flows of SCUSA. Since the Company has an ongoing interest in the cash flows of SCUSA, the Company did not report the gain on disposition or SCUSA’s results of operations as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Balance Sheet as of December 31, 2005 has been reclassified to present the assets and liabilities of SCUSA as held for sale. The components of the assets and liabilities held for sale as of December 31, 2005 are as follows (in thousands):

ASSETS HELD FOR SALE
Accounts receivable, net	$1,349
Inventory	4,471
Prepaid assets	975
Other current assets	17
Property, plant and equipment, net	4,747
Goodwill	6,951
Intangible assets, net	327
Other assets	279
Total assets held for sale	$19,116

LIABILITIES HELD FOR SALE
Accounts payable	$2,318
Accrued liabilities	4,630
Other long-term liabilities	3,020
Total liabilities held for sale	$9,968

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma consolidated results of operations assume that both the Canada Acquisition and the SCUSA Disposition were completed as of the beginning of the Company’s 2006 and 2005 fiscal year (in thousands).

	2006	2005
Net Sales	$1,019,316	$896,586
Net Income	18,910	3,724

The pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

2004 Purchase of Certain Assets and Liabilities of the Crib Mattress and Related Soft Goods Business (“Juvenile Division”) of Simmons Juvenile Products Company, Inc. (“Simmons Juvenile Products”)

On August 27, 2004, the Company acquired the Juvenile Division of Simmons Juvenile Products, a then-current licensee of the Company, for $23.0 million in cash, including transaction costs (the “Juvenile Acquisition”). The Juvenile Acquisition provides the Company direct access to the U.S. infant market to sell Simmons branded crib mattresses and related soft goods. The results of operations of the Juvenile Division have been included in the Company’s consolidated financial statements since the acquisition date.

2004 Sale of Gallery Corp. (“Mattress Gallery”)

The Company sold its Mattress Gallery retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. (“PCM”) for cash proceeds of $6.3 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the THL Acquisition. In connection with the sale, the Company entered into a non-binding five-year supply agreement with PCM.

Prior to the sale of Mattress Gallery, the Company did not reflect Mattress Gallery’s results of operations as discontinued operations since the Company has an ongoing interest in the cash flows of PCM through a long-term supply agreement. For the four months ended May 1, 2004, Mattress Gallery’s net sales and net loss were $12.9 million and $(3.3) million, respectively.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INVENTORIES

Inventories consisted of the following as of December 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Raw materials	$17,566	$18,541
Work-in-progress	997	1,261
Finished goods	8,155	8,777
	$26,718	$28,579

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Land, building and improvements	$30,346	$18,824
Leasehold improvements	7,430	10,532
Machinery and equipment	55,350	41,427
Construction in progress	6,881	270
	100,007	71,053
Less accumulated depreciation	(26,822)	(17,440)
	$73,185	$53,613

Depreciation expense for 2006, 2005 and 2004 was $10.7 million, $11.4 million and $9.9 million, respectively.

NOTE F— GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 30, 2006 and December 31, 2005 (in thousands):

	Weighted	2006			2005
	Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets:
Patents	25	$32,585	$(3,946)	$28,639	$32,585	$(2,643)	$29,942
Customer relationships	21	94,006	(10,921)	83,085	76,756	(7,057)	69,699
Non-compete agreements	3	824	(824)	-	824	(557)	267
		$127,415	$(15,691)	$111,724	$110,165	$(10,257)	$99,908
Indefinite-lived intangible assets:
Trademarks		$481,078			$437,055

The Company recorded $17.7 million of non-contractual customer relationships and $45.1 million of trademarks in connection with the Canada Acquisition purchase price allocation (see Note C - Acquisitions and Dispositions).

The aggregate amortization expense associated with the definite-lived intangible assets for the year ended December 30, 2006 was $5.7 million. The estimated amortization expense for definite-lived intangible assets for each of next five years is $5.9 million.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below shows the changes in the carrying amount of goodwill for the year ended December 30, 2006 (in thousands):
Balance as of December 31, 2005	$481,280
Purchase of Simmons Canada (See Note C)	32,828
Tax benefit allocated to reduce goodwill	93
Adjustment of pre-acquisition tax contingency	(583)
Foreign currency translation adjustment	(800)
Balance as of December 30, 2006	$512,818

During the fourth quarter of 2006, the Company determined that a liability, related to certain tax contingencies recorded in connection with the THL Acquisition, was no longer necessary. This change in estimate resulted in the Company decreasing goodwill by $0.6 million.

NOTE G— ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Accrued wages and benefits	$18,412	$13,220
Accrued advertising and incentives	30,314	21,086
Accrued interest	10,312	13,550
Other accrued expenses	15,556	12,653
	$74,594	$60,509

NOTE H — LONG-TERM DEBT

Long-term debt consisted of the following as of December 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Senior credit facility:
Revolving loan	$-	$-
Tranche C term loan	-	369,933
Tranche D term loan	480,000	-
Total senior credit facility	480,000	369,933
Senior unsecured term loan	-	140,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes due 2014, net of discount of $67,378
and $86,172, respectively	201,622	182,828
Other, including capital lease obligations	15,157	14,989
	896,779	907,750
Less current portion	(778)	(1,602)
	$896,001	$906,148

On May 25, 2006, the Company executed the second amended and restated senior credit and guaranty agreement (“Senior Credit Facility”) with a syndicate of lenders, which amended and restated its existing senior credit facility in its entirety. The Senior Credit Facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility. The proceeds from the Senior Credit Facility were used to replace the Company’s $350.0 million tranche C term loan and $140.0 million senior unsecured term loan. This exchange of debt instruments is referred to as the “Refinancing”. Among other things, the Senior Credit Facility reduced the applicable Eurodollar and Base interest rate margins for borrowings under the term loan.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Refinancing, the Company paid approximately $1.9 million in call premiums, agency fees and legal fees (collectively, the “Refinancing Costs”). The Company expensed $1.0 million of the Refinancing Costs that were associated with loans under the Senior Credit Facility from lenders which were substantially different than loans with the same lender under the previous senior credit facility. The Company capitalized the remaining Refinancing Costs as deferred debt issuance costs.

The revolving loan under the Senior Credit Facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate. The Company incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility. As of December 30, 2006, the Company had availability to borrow $65.2 million under the revolving loan after giving effect to $9.8 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet current working capital requirements, including issuance of stand-by and trade letters of credit. The Company may also utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

Subsequent to the Refinancing, the Company voluntarily prepaid $12.0 million of the tranche D term loan resulting in the next required principal payment of $0.3 million being scheduled for September 2008. The tranche D term loans have mandatory quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011. Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the Senior Credit Facility) from each fiscal year. The Company is not required to prepay a portion of the tranche D term loan in fiscal year 2007 as a result of its fiscal year 2006 excess cash flows having been reinvested, as defined in the Senior Credit Facility.

The Senior Credit Facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25%
Tranche D term loan	2.00%	1.00%

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. As a result of an upgrade in the Company’s debt ratings on September 21, 2006, the tranche D term loan interest rate margin was reduced 25 basis points to 2.00%. The weighted average interest rate per annum in effect as of December 30, 2006 for the tranche D term loan was 7.12%.

The Senior Credit Facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage and total leverage ratios. The Senior Credit Facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The financial covenants, as amended, are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 1.85:1.00 as of December 30, 2006; 2.00:1.00 for March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; and 2.25:1.00 for December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.90:1.00 for December 30, 2006; 5.60:1.00 for March 31, 2007; 5.25:1.00 for June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

As of December 30, 2006, Simmons Bedding was in compliance with all of its financial covenants.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the THL Acquisition, the Company issued $200.0 million of 7.875% senior subordinated notes due 2014 (the “Subordinated Notes”). The Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Subordinated Notes mature on January 15, 2014 and are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at the option of the Company beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

The indenture for the Subordinated Notes require Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock. The Company was in compliance with such covenants as of December 30, 2006.

The Company’s senior discount notes (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

At any time prior to December 15, 2007, the Company may redeem up to 40% of the aggregate principal amount of the Discount Notes at a price of 110.0% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Discount Notes are redeemable at the Company’s option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

If any of the Discount Notes are outstanding on June 15, 2010, the Company will redeem for cash a portion of each Discount Note then outstanding in an amount equal to the Mandatory Principal Redemption Amount (as defined) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount. No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter the obligation of the Company to make this redemption with respect to any Discount Notes then outstanding.

The indenture for the Discount Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company’s assets and stock. The Company was in compliance with such covenants on December 30, 2006.

The fair value of the Company’s long-term debt is estimated based on the current rates offered for debt of similar terms and maturities. All long-term debt approximates fair value as of December 30, 2006.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of long-term debt, inclusive of the Discount Notes original issue discount of $67.4 million, as of December 30, 2006 are as follows (in thousands):
2007	$782
2008	2,163
2009	5,333
2010	95,488
2011	469,043
Thereafter	391,555
$964,364

Simmons Holdco borrowed $300.0 million under a senior unsecured term loan in February 2007 (see Note S - Subsequent Events).

NOTE I— LEASES AND OTHER COMMITMENTS

The Company leases certain manufacturing facilities, retail locations and equipment under operating leases. The Company’s rent expense was $25.3 million, $27.5 million and $32.1 million for 2006, 2005 and 2004, respectively. The Company’s rent expense included $5.8 million, $7.6 million and $10.6 million, respectively, associated with the Company’s retail operations, which were disposed of in August 2006 (see Note C - Acquisitions and Dispositions).

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2006 (in thousands):

2007	$18,688
2008	13,638
2009	9,680
2010	7,102
2011	5,882
Thereafter	6,641
$61,632

The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2024. Most of the operating leases provide for increased rent tied to increases in general price levels.

The Company has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $12.2 million of raw materials from these vendors in 2007. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.

NOTE J— TERMINATION OF DEFERRED COMPENSATION PLAN

In connection with the THL Acquisition, certain members of management deferred $19.8 million of their proceeds from the THL Acquisition into a then existing deferred compensation plan. The deferred proceeds were invested in deemed shares of the Company’s class A common stock. The deemed shares had a put option that gave the holder the right for cash settlement under certain circumstances outside the Company’s control. Accordingly, the deferred compensation plan was recorded as a liability and marked-to-market based upon a quarterly valuation of the fair value of the Company’s common stock. The changes in the market value of the liability were recorded as non-cash stock compensation expense.

The Company terminated the deferred compensation plan on June 3, 2004 by issuing 197,998 shares of class A common stock in exchange for deemed shares held by the participants in the deferred compensation plan. As a result of the termination, the Company’s liability related to the deferred compensation plan was contributed to common stock and additional paid in capital.

NOTE K — LICENSING

The Company licenses internationally the Simmons® trademark, Beautyrest® trademark and many of its other trademarks, processes and patents to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has 20 foreign licensees and 8 sub-licensees. These foreign licensees have rights to sell Simmons-branded products in over 100 countries.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company has 10 domestic third-party licensees and one domestic sub-licensee. Some of these licensees manufacture and distribute juvenile furniture and healthcare-related furniture, and non-bedding upholstered furniture. Additionally, the Company has licensed the Simmons® trademark and other trademarks, generally for limited terms, to manufacturers of air and water beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets, bed frames, futons, and other products.

Licensing fees are recorded as earned, based upon the sales of licensed products by the Company’s licensees. For 2006, 2005 and 2004 the Company’s licensing agreements as a whole generated royalties and technology fees of approximately $8.7 million, $9.1 million and $9.6 million, respectively.

NOTE L— STOCK BASED COMPENSATION

Simmons Company Equity Incentive Plan (“Equity Plan”)

Under the Equity Plan, the Company is authorized to grant up to 781,775 shares of class B common stock as options, restricted stock or other stock based awards to the management, directors and consultants of the Company. Vesting of awards is subject to the achievement of performance and/or service criteria. Future vesting is subject to the holders continued full-time employment with the Company or continuance as a director of the Company.  As of December 30, 2006, the Company had issued principally restricted stock and an insignificant amount of stock option awards under the Equity Plan.

Non-cash stock compensation expense recorded in connection with awards issued under the Equity Plan was $0.8 million for 2006 and less than $0.1 million for each of 2005 and 2004. During 2006, the Company paid less than $0.1 million to settle stock based awards.

Restricted Stock Awards

Restricted stock awards are issued below the fair value of the stock. Restricted stock awards generally vest ratably over a four-year period based upon the Company meeting certain annual Adjusted EBITDA targets. Unvested shares accelerate upon a change of control of the Company, if the Company has met certain performance criterias. Holders of the restricted stock have the right to receive dividends, vote shares and subject to restrictions can assign, transfer, pledge or otherwise encumber the stock, but could not sell the stock.

Fair value of the stock is determined by the Company’s board of directors based upon a quarterly valuation of the Company’s enterprise value as measured by a third party valuation specialist. The Company’s enterprise value fluctuates based upon its operating performance, changes in market multiples for comparable publicly traded companies and changes in transaction multiples paid for companies with similar operations as the Company.

Since the board of directors determined vesting of certain restricted stock awards granted under the Equity Plan was unlikely and the board of directors wanted to keep management incentivized, 569,136 shares of restricted stock awards were modified by the Company as approved by the board of directors on April 17, 2006. Among other things, the modification resulted in the vesting of 18.75% of restricted stock awards for certain individuals not previously vested; revising of the vesting schedule through 2008 such that 21.25% of modified shares could vest in 2006 and 30% could vest in each of 2007 and 2008 based on meeting revised performance targets; lowering of the Adjusted EBITDA performance targets for 2006 and 2007; and the elimination of cliff vesting. The fair value of the restricted stock awards post-modification was greater than the fair value of the awards prior to modification. The board of directors determined that the Company met the performance targets for 2006 which resulted in 21.25% of the modified shares vesting. As a result, an additional $0.8 million of compensation cost will be recognized as an expense over the remaining vesting period.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a rollforward of the number of nonvested restricted stock shares for the year ended December 30, 2006 and the weighted-average grant-date fair value of the shares:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date

Nonvested shares as of December 31, 2005	536,652	$0.84
Granted	154,660	$4.00
Vested	(195,738)	$2.10
Forfeited	(97,277)	$0.69
Nonvested shares as of December 30, 2006	398,297	$1.49

The weighted average grant date fair value of restricted stock awards for fiscal years 2005 and 2004 was $3.31 and $3.22, respectively. The fair value of shares that vested during fiscal years 2006, 2005 and 2004 was $1.0 million, less than $0.1 million, and $0.9 million, respectively. As of December 30, 2006, most of the shares granted under the Equity Plan were 40% vested and there was $0.7 million of total unrecognized compensation cost related to nonvested awards granted under the Equity Plan which is expected to be recognized as an expense over a weighted average period of 2.9 years.

Stock Option Awards

Stock option awards are issued with a strike price equal to the grant date fair value of the underlying class B common stock and have a contractual term of ten years. As of December 30, 2006, the majority of the awards vested based on four years of continuous service. The fair value of the stock option awards were calculated using the Black-Scholes Merton option pricing model. As of December 30, 2006, the Company had 35,740 nonvested stock option awards outstanding. All of the option awards were granted during the fourth quarter of 2006 and none of the awards were forfeited or vested during 2006. These awards are not significant to the Company’s consolidated financial statements.

NOTE M— INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004

Current tax provision:
Federal	$1,115	$250	$110
State	147	35	230
Foreign	148	269	131
	1,410	554	471

Deferred tax provision
Federal	22,485	1,693	10,318
State	637	532	651
Foreign	(12)	(243)	51
	23,110	1,982	11,020
Benefit applied to reduce (increase) goodwill	(93)	100	33
Income tax expense	$24,427	$2,636	$11,524

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2006, 2005 and 2004 provision for income taxes is as follows (in thousands):

	2006	2005	2004

Income taxes at U.S. federal statutory rate	$25,214	$2,087	$12,354
State income taxes, net of U.S. federal benefit	1,092	(686)	737
Book-tax difference on sale of SCUSA	(3,186)	-	-
Valuation allowances, net of reversals	2,325	5,030	-
Tax loss and credit benefits not previously recognized	(2,332)	(4,918)	-
Expired net operating loss benefits	-	1,399	4,113
General business tax credits	(324)	(357)	(474)
Change in other tax accruals, net	1,257	(250)	(4,799)
Change in tax rate used to measure deferreds	-	(249)	(401)
Other, net	381	580	(6)
	$24,427	$2,636	$11,524

Components of the Company’s net deferred income tax liability as of December 30, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005

Current deferred income taxes:
Accounts receivable allowances	$391	$621
Accrued liabilities, not currently deductible	3,793	3,243
Prepaids and other assets not currently taxable	(1,234)	(1,199)
Inventory bases differences	186	200
Current deferred income tax assets	3,136	2,865
Non-current deferred income taxes:
Property bases differences	(7,786)	(4,592)
Intangibles bases differences	(205,049)	(192,665)
Retirement accruals	1,864	1,356
Net operating loss carryforwards	28,262	49,588
Income tax credit carryforwards	13,401	7,831
Other noncurrent accrued liabilities, not currently deductible	234	374
Valuation allowance	(8,618)	(6,310)
Noncurrent deferred income tax liabilities	(177,692)	(144,418)
Net deferred income tax liability	$(174,556)	$(141,553)

As of December 30, 2006, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $64.5 million. If not used, these carryforwards will expire in varying amounts between 2022 and 2026. Additionally, as of December 30, 2006, the Company had state net operating loss carryforwards of $82.9 million. If not used, these carryforwards will expire in varying amounts between 2008 and 2026.

As of December 30, 2006, the Company had $4.2 million of general business tax credits, $5.7 million of foreign tax credits, and $1.2 million of minimum tax credits available to offset future payments of U.S. federal income tax. If not used, the general business and foreign tax credits will expire in varying amounts between 2009 and 2026. The minimum tax credits can be carried forward indefinitely. The Company also had $2.1 million of state income tax credits, which will begin to expire in 2007, and $0.2 million of non-U.S. tax credits available to offset future payments of foreign income tax, which can be carried forward indefinitely.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A change in ownership of the Company could potentially subject the Company’s net operating losses and tax credit carryforwards to use limitations imposed by the Internal Revenue Code. As a result of previous changes in ownership, the utilization of the Company’s tax benefit carryforwards that existed at the time of such changes in ownership technically would be subject to limitation. However, based in part on guidance provided in IRS Notice 2003-65, the Company believes that the amount of such limitation is high enough that the actual utilization of the tax benefit carryforwards would not be impaired.

Realization of the tax benefits of both net operating loss carryforwards and tax credit carryforwards is dependent upon the ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the tax benefit carryforwards, the Company has determined that there is some uncertainty regarding the realization of particular tax benefit carryforwards.

As of December 30, 2006, the Company had recorded a valuation allowance of $8.6 million for the deferred tax assets related to the following tax benefit carryforwards: foreign tax credits ($1.7 million), certain state net operating losses ($4.7 million), certain state income tax credits ($2.0 million), and foreign jurisdiction income tax credits ($0.2 million). The Company established the valuation allowance for its foreign tax credit carryforwards in the fourth quarter of 2006. As a direct result of the Canada Acquisition and the impact of the acquisition on the Company’s calculation of net foreign source income, the Company no longer believes that it will be able to fully utilize its foreign tax credits. With respect to state tax benefit carryforwards, the valuation allowance that was originally established in 2005 has been adjusted to reflect additional state tax benefits recognized in 2006 for which the Company does not believe it is more likely than not that such benefits will be realized and for the reversal of the valuation allowance for the Company’s net operating losses in a specific state. With respect to the foreign jurisdiction income tax credits, a full valuation allowance was established in 2003 and has been maintained due to utilization limits imposed by the foreign jurisdiction.

As of December 31, 2005, we had a valuation allowance of $6.3 million for the deferred tax assets related to the following tax benefit carryforwards: certain state net operating loss carryforwards ($4.8 million), certain state income tax credits ($1.3 million), and foreign jurisdiction income tax credits ($0.2 million). The Company originally established the valuation allowance for certain state tax benefit carryforwards in 2005 after giving consideration to the expiration period of the state tax benefit carryforwards and current forecasts of future state taxable income.

Cumulative undistributed earnings of the Company's international subsidiaries totaled approximately $3.7 million as of December 30, 2006. Since these earnings are considered to be permanently reinvested, no provision for U.S. deferred income taxes has been recorded.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — RETIREMENT PLANS

PENSION PLANS

In connection with the Canada Acquisition, the Company assumed Simmons Canada’s registered combined non-contributory defined benefit and defined contribution pension plan (“Pension Plan”) for substantially all of the employees of Simmons Canada. Under the registered defined benefit plan segment, benefits are based upon an employee’s earnings and years of credited service. The registered defined benefit plan is funded based on the funding requirements of applicable government regulations. In addition, the Company assumed Simmons Canada’s retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the registered defined benefit plan. The following table sets forth the funded status of the defined benefit segment of the Pension Plan and RCA and the accrued liability recognized in the 2006 Consolidated Balance Sheet (in thousands).

Period from
Nov. 15, 2006 to
Dec. 30, 2006
Change in benefit obligation
Net benefit obligation at date of Canada Acquisition	$24,937
Service cost	177
Interest cost	151
Gross benefits paid	(197)
Effect of currency exchange rates	(605)
Net benefit obligation at end of year	24,463

Change in plan assets
Fair value of plan assets at date of Canada Acquisition	23,092
Actual return on plan assets	475
Actual employer contributions	317
Gross benefits paid (actual)	(197)
Effect of currency exchange rates	(558)
Fair value of plan assets at end of year	23,129
Funded status at end of year	(1,333)
Unrecognized net actuarial gain	(299)
Accrued benefit cost	$(1,636)

The measurement date of the defined benefit segment of the Pension Plan was as of December 31, 2004 and the measurement date of the RCA was as of November 14, 2006. The accumulated benefit obligation of the defined benefit segment of the Pension Plan was $16.6 million as of December 30, 2006.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation, by asset category, of the assets of the defined benefit segment of the Pension Plan and RCA as of December 30, 2006 was 59% equity securities, 33% debt securities and 8% cash. The Company’s investment strategy for the defined benefit segment of the Pension Plan and RCA is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The Pension Plan investment policy establishes a target allocation range for each asset class and the fund is managed using these guidelines.  The plans use a number of investment approaches including equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The expected rate of return was determined by modeling the expected long-term rates of return for each asset class held by the plan based on current economic conditions.

The net periodic cost related to the defined benefit segment of the Pension Plan and the RCA included the following components (in thousands):

Period from
Nov. 15, 2006 to
Components of net periodic benefit cost	Dec. 30, 2006
Service cost	$177
Interest cost	151
Expected return on plan assets	(177)
Net periodic cost	$151

Weighted-average assumptions used to determine
net pension costs for the year ended December 30, 2006
Discount rate	5.0%
Expected return on plan assets	6.3%
Rate of compensation increase	3.4%

The following table sets forth the expected benefit payments related to the defined benefit segment of the Pension Plan and the RCA to be paid out in the periods indicated (in thousands):

Year	Amount
2007	$1,056
2008	1,103
2009	1,145
2010	1,190
2011	1,236
2012 - 2016	7,794

The Company anticipates making contributions of approximately $2.0 million in 2007 to the defined benefit segment of the Pension Plan and the RCA. The contributions principally represent contributions required by funding regulations.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER PLANS

The Company also makes contributions to multi-employer pension plans sponsored by various unions for the Company’s employees who are members of a union. In 2006, 2005 and 2004, the Company made contributions of $1.9 million, $1.5 million and $1.9 million, respectively, in the aggregate to such plans. In addition, the Company maintains unfunded supplemental executive retirement plans for certain employees and former employees of the Company. The Company had accrued $3.2 million as of December 30, 2006 and $3.3 million as of December 31, 2005.

The Company provides post retirement health care and life insurance benefits for a small group of current and former employees. The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period for certain employees. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements.

401(K) PLANS

The Company has defined contribution 401(k) plans for substantially all of its employees other than certain union employees that participate in multi-employer pension plans sponsored by a union. In 2006, 2005 and 2004, the Company made contributions to the plans of $4.1 million, $4.1 million and $3.8 million, respectively, in the aggregate.

NOTE O— CONTINGENCIES

From time to time, the Company has been involved in various legal proceedings. The Company believes that all litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

NOTE P — SEGMENT INFORMATION

As a result of the Canada Acquisition and SCUSA Disposition (see Note C - Acquisitions and Dispositions), the Company has determined that it has two operating segments, U.S. and Canada, which qualify for aggregation for quantitative reasons as of December 30, 2006. Accordingly, the Company has one reportable segment that manufactures, sells and distributes premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry. Sales generated from our Canadian operations were $12.7 million for 2006. Additionally, long-lived assets (excluding goodwill and intangible assets) in Canada were $17.9 million as of December 30, 2006.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a condensed summary of consolidated quarterly results for 2006, 2005 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
2006:
Net sales	$235,867	$241,202	$259,766	$224,790
Gross profit	99,428	109,151	117,204	91,677
Operating income	29,393	28,113	77,762	16,701
Net income (loss)	6,433	2,061	41,922	(2,802)

2005:
Net sales	$205,582	$208,042	$226,843	$214,809
Gross profit	90,159	89,268	96,680	91,041
Operating income	12,863	18,843	25,030	19,580
Net income (loss)	(2,195)	1,061	4,001	458

2004:
Net sales	$223,320	$201,795	$238,221	$206,557
Gross profit	102,372	90,449	109,892	90,127
Operating income	17,289	20,197	25,441	16,587
Net income	3,965	5,958	9,411	4,440

Certain general & administrative costs were reclassified from selling, general & administrative expenses to cost of products sold. Selling, general and administrative expense decreased and cost of products sold increased $1.3 million, $1.5 million, $1.2 million, and $1.4 million for the first, second, third and fourth quarters of 2005, respectively, and increased $1.1 million, $1.1 million, $1.3 million, and $1.3 million for the first, second, third and fourth quarters of 2004, respectively.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE R— RELATED PARTY TRANSACTIONS

In connection with the THL Acquisition, the Company entered into a management agreement (“THL management agreement”) with THL pursuant to which THL renders certain advisory and consulting services to the Company. In consideration of those services, the Company agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons Bedding for such fiscal year, but before deduction of any such fee. The fees are paid semi-annually. The Company also reimburses THL for all out-of-pocket expenses incurred by THL in connection with their services provided under the THL management agreement.

Included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income for 2006, 2005 and 2004 was $1.7 million, $1.6 million and $1.7 million, respectively, related to the management fees and expenses for services provided by THL to the Company.

NOTE S — SUBSEQUENT EVENT

  On February 9, 2007, the Company completed a merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco, with the Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco (the “Merger”). After the Merger, the ownership structure of Simmons Holdco was identical to the ownership structure of the Company prior to the Merger.

In the Merger, class A stockholders of the Company also received merger consideration equal to their remaining invested capital plus a preferred return on their invested capital and Simmons Holdco assumed the rights and obligations of the Company’s Incentive Plan and all restricted stock issuances and stock options granted under the Incentive Plan. In connection with the Merger, Simmons Holdco borrowed $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund $278.3 million of merger consideration distributed to the Company’s then existing class A stockholders.

The Toggle Loan matures on February 15, 2012, and Simmons Holdco is not required to make any principal amortization payments on the Toggle Loans. Interest on the Toggle Loan will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2007. For any interest period, Simmons Holdco can elect to either pay interest on the entire principal amount in cash, pay interest on the entire principal amount by adding such interest to the principal amount, or pay interest on 50% of the principal amount in cash and pay interest on the remaining portion of the principal amount by adding such interest to such principal amount. Interest will accrue on the Toggle Loan at LIBOR plus an interest rate margin of 5.25%. An additional 0.75% will be added to the interest rate margin if Simmons Holdco elects not to pay the interest in cash. After February 15, 2008, Simmons Holdco may prepay the Toggle Loan at its option at a price of 100.0% in 2008, 102.0% in 2009, 101.0% in 2010, and 100.0% thereafter. Upon a change of control, Simmons Holdco will be required to make an offer to repurchase the Toggle Loan at a price of 101.0%.

The Company does not guarantee nor have any of its assets pledged as collateral under the Toggle Loan. The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan. The Toggle Loan is not included in the financial statements of the Company.

NOTE T — GUARANTOR / NON-GUARANTOR STATEMENTS

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of the Company’s active domestic subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are 100% owned by Simmons Bedding. The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(94,581)	$1,033,782	$22,470	$(46)	$961,625
Cost of products sold	-	3,069	524,801	16,340	(46)	544,164
Gross profit	-	(97,650)	508,981	6,130	-	417,461
Operating expenses:
Selling, general and administrative expenses	235	200,966	106,372	4,266	-	311,839
Amortization of intangibles	-	3,222	2,324	109	-	5,655
Intercompany fees	-	(320,490)	319,394	1,096	-	-
Gain on sale of SCUSA	-	-	(43,311)	-	-	(43,311)
Licensing fees	-	(1,190)	(6,733)	(768)	-	(8,691)
	235	(117,492)	378,046	4,703	-	265,492
Operating income (loss)	(235)	19,842	130,935	1,427	-	151,969
Interest expense, net	19,039	59,035	764	1,090	-	79,928
Income from subsidiaries	60,142	118,251	-	-	(178,393)	-
Income before income taxes	40,868	79,058	130,171	337	(178,393)	72,041
Income tax expense (benefit)	(6,746)	18,916	12,121	136	-	24,427
Net income	$47,614	$60,142	$118,050	$201	$(178,393)	$47,614

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(81,461)	$926,318	$10,419	$-	$855,276
Cost of products sold	-	1,586	478,849	7,694	-	488,129
Gross profit	-	(83,047)	447,469	2,725	-	367,147
Operating expenses:
Selling, general and administrative expenses	320	190,622	101,515	1,809	-	294,266
Amortization of intangibles	-	3,229	2,464	-	-	5,693
Intercompany fees	-	(290,979)	290,070	909	-	-
Licensing fees	-	(1,269)	(7,118)	(741)	-	(9,128)
	320	(98,397)	386,931	1,977	-	290,831
Operating income (loss)	(320)	15,350	60,538	748	-	76,316
Interest expense, net	17,555	51,838	836	126	-	70,355
Income from subsidiaries	15,485	58,827	-	-	(74,312)	-
Income (loss) before income taxes	(2,390)	22,339	59,702	622	(74,312)	5,961
Income tax expense (benefit)	(5,715)	6,854	1,471	26	-	2,636
Net income	$3,325	$15,485	$58,231	$596	$(74,312)	$3,325

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 25, 2004
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(64,018)	$920,717	$13,194	$-	$869,893
Cost of products sold	-	1,195	465,874	9,984	-	477,053
Gross margin	-	(65,213)	454,843	3,210	-	392,840
Operating expenses:
Selling, general and administrative expenses	897	202,926	112,146	2,046	-	318,015
Amortization of intangibles	-	3,318	1,615	-	-	4,933
Intercompany fees	-	(289,562)	288,488	1,074	-	-
Licensing fees	-	(1,036)	(7,989)	(597)	-	(9,622)
	897	(84,354)	394,260	2,523	-	313,326
Operating income (loss)	(897)	19,141	60,583	687	-	79,514
Interest expense, net	458	42,903	795	60	-	44,216
Income from subsidiaries	24,614	35,947	-	-	(60,561)	-
Income before income taxes	23,259	12,185	59,788	627	(60,561)	35,298
Income tax expense (benefit)	(515)	(12,429)	24,286	182	-	11,524
Net income	$23,774	$24,614	$35,502	$445	$(60,561)	$23,774

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Consolidating Condensed Balance Sheets
As of December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$9,841	$5,606	$5,337	$-	$20,784
Accounts receivable	-	-	70,415	21,666	(46)	92,035
Inventories	-	-	22,375	4,343	-	26,718
Other	-	9,834	9,537	3,188	-	22,559
Total current assets	-	19,675	107,933	34,534	(46)	162,096
Property, plant and equipment, net	-	14,599	36,687	21,899	-	73,185
Goodwill and other intangibles, net	-	63,899	948,464	93,257	-	1,105,620
Other assets	3,183	101,074	1,220	1,134	(73,858)	32,753
Net investment in and advances to (from) affiliates	329,182	894,615	231,935	(1,487)	(1,454,245)	-
	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	194	54,621	66,156	14,906	(965)	134,912
Total current liabilities	194	54,621	66,356	15,484	(965)	135,690
Long-term debt	201,622	680,000	12,900	74,418	(72,939)	896,001
Deferred income taxes	(19,312)	13,779	170,562	12,663	-	177,692
Other non-current liabilities	-	9,312	2,613	2,485	-	14,410
Total liabilities	182,504	757,712	252,431	105,050	(73,904)	1,223,793
Stockholders' equity	149,861	336,150	1,073,808	44,287	(1,454,245)	149,861
	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

Supplemental Consolidating Condensed Balance Sheets
As of December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$19,823	$1,429	$3,370	$-	$24,622
Accounts receivable	-	-	72,666	2,016	-	74,682
Inventories	-	-	27,841	738	-	28,579
Other	-	6,036	29,656	382	-	36,074
Total current assets	-	25,859	131,592	6,506	-	163,957
Property, plant and equipment, net	-	10,139	38,441	5,033	-	53,613
Goodwill and other intangibles, net	-	67,703	950,475	65	-	1,018,243
Other assets	3,376	18,579	22,461	548	-	44,964
Net investment in and advances to (from) affiliates	271,538	913,852	153,724	(2,665)	(1,336,449)	-
	$274,914	$1,036,132	$1,296,693	$9,487	$(1,336,449)	$1,280,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$1,188	$201	$213	$-	$1,602
Accounts payable and accrued liabilities	305	47,600	63,540	1,745	-	113,190
Total current liabilities	305	48,788	63,741	1,958	-	114,792
Long-term debt	182,828	708,744	13,100	1,476	-	906,148
Deferred income taxes	(12,566)	(6,449)	163,240	193	-	144,418
Other non-current liabilities	-	8,876	2,027	202	(33)	11,072
Total liabilities	170,567	759,959	242,108	3,829	(33)	1,176,430
Stockholders' equity	104,347	276,173	1,054,585	5,658	(1,336,416)	104,347
	$274,914	$1,036,132	$1,296,693	$9,487	$(1,336,449)	$1,280,777

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$173	$(51,974)	$151,180	$2,889	$-	$102,268
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(7,990)	(5,389)	(174)	-	(13,553)
Proceeds from sale of SCUSA	-	52,417	-	-	-	52,417
Acquisition of Canada	-	(122,900)	-	9,802	-	(113,098)
Net cash provided by (used in) investing activities	-	(78,473)	(5,389)	9,628	-	(74,234)
Cash flows from financing activities:
Borrowings under new senior credit facility, net	-	480,000	-	-	-	480,000
Payments of senior credit facility	-	(369,933)	-	-	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)	-	-	-	(140,000)
Payment of other long-term obligations	-	-	(201)	(276)	-	(477)
Repurchase of common stock, net	(181)	-	-	-	-	(181)
Payment of financing fees	(41)	(998)	-	-	-	(1,039)
Excess tax benefits from stock-based compensation	49	-	-	-	-	49
Receipt from (distribution to) affiliates	-	151,395	(141,412)	(9,983)	-	-
Net cash provided by (used in) financing activities	(173)	120,464	(141,613)	(10,259)	-	(31,581)
Net effect of exchange rate change	-	-	-	(291)	-	(291)
Change in cash and cash equivalents	-	(9,983)	4,178	1,967	-	(3,838)
Cash and cash equivalents:			-
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$9,840	$5,607	$5,337	$-	$20,784

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(185)	$(22,442)	$62,490	$377	$-	$40,240
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,611)	(4,121)	(65)	-	(6,797)
Purchase of Simmons Juvenile Products	-	-	(3,337)	-	-	(3,337)
Other, net	-	446	-	-	-	446
Net cash used in investing activities	-	(2,165)	(7,458)	(65)	-	(9,688)
Cash flows from financing activities:
Payment of deferred financing fees	(414)	-	(690)	-	-	(1,104)
Repayment of long-term obligations	-	(26,667)	(322)	(228)	-	(27,217)
Repurchase of common stock, net	(1,819)	-	-	-	-	(1,819)
Receipt from (distribution to) affiliates	2,066	55,174	(59,924)	2,684	-	-
Net cash provided by (used in) financing activities	(167)	28,507	(60,936)	2,456	-	(30,140)
Net effect of exchange rate change	-	-	-	4	-	4
Change in cash and cash equivalents	(352)	3,900	(5,904)	2,772	-	416
Cash and cash equivalents:
Beginning of period	352	15,923	7,333	598	-	24,206
End of period	$-	$19,823	$1,429	$3,370	$-	$24,622

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 25, 2004
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(831)	$(12,347)	$79,910	$2,897	$-	$69,629
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,775)	(14,350)	(1,081)	-	(18,206)
Proceeds from sale of Gallery Corp., net	-	6,327	-	-	-	6,327
Purchase of certain assets of Simmons Juvenile Products, Inc.	-	(19,685)	-	-	-	(19,685)
Other, net	-	2,844	-	-	-	2,844
Net cash provided by (used in) investing activities	-	(13,289)	(14,350)	(1,081)	-	(28,720)
Cash flows from financing activities:
Repayment of long-term obligations, net	-	(16,962)	(910)	(242)	-	(18,114)
Receipt from (distribution to) affiliates	2,528	58,933	(57,984)	(3,477)	-	-
Proceeds from issuance of discount notes	165,143	-	-	-		165,143
Dividend to shareholders of common stock	(162,665)	-	-	-	-	(162,665)
Payment of financing fees	(3,174)	(1,027)	-	-	-	(4,201)
Repurchase of common stock, net	(649)	-	-	-	-	(649)
Net cash provided by (used in) financing activities	1,183	40,944	(58,894)	(3,719)	-	(20,486)
Net effect of exchange rate change	-	-	-	113	-	113
Change in cash and cash equivalents	352	15,308	6,666	(1,790)	-	20,536
Cash and cash equivalents:
Beginning of period	-	615	667	2,388	-	3,670
End of period	$352	$15,923	$7,333	$598	$-	$24,206

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT AND DIRECTORS

Our directors and principal officers and their positions and ages as of March 1, 2007 are as follows:

Name	Age	Position
Charles R. Eitel	57	Chairman of the Board of Directors and Chief Executive Officer
Gary S. Matthews	49	President
Robert P. Burch	50	Executive Vice President - Operations
William S. Creekmuir	51	Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary
Stephen G. Fendrich	45	Executive Vice President - Sales
Kristen K. McGuffey	41	Executive Vice President, General Counsel and Secretary
Timothy F. Oakhill	44	Executive Vice President - Marketing and Licensing
Kimberly A. Samon	39	Executive Vice President - Human Resources and Assistant Secretary
Mark F. Chambless	49	Vice President - Corporate Controller and Assistant Secretary
Todd M. Abbrecht	38	Director
William P. Carmichael	63	Director
David A. Jones	57	Director
B. Joseph Messner	54	Director
Scott A. Schoen	48	Director
George R. Taylor	36	Director

The present principal occupations and recent employment history of each of our principal officers and directors listed above is as follows:

Charles R. Eitel joined us in January 2000 as Chairman of the Board of Directors and Chief Executive Officer. Prior to joining us, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floor coverings, interior fabrics and architectural raised floors. Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floor Coverings Group, and President of Interface Flooring Systems, Inc. Mr. Eitel is also a director of Duke Realty Corporation, American Fidelity Assurance Company and International Sleep Product Association.

Gary S. Matthews joined us in December 2006 as President. Prior to joining us, Mr. Matthews served as President and Chief Executive Officer of Sleep Innovations, Inc. from August 2005 to November 2006. From December 2001 to January 2005, Mr. Matthews was employed by Bristol-Myers Squibb Company where he most recently served as President, Worldwide Consumer Medicines and Specialty Pharmaceuticals. From 1999 to 2001, Mr. Matthews served as President and Chief Executive Officer of privately-held Derby Cycle Corporation. From 1996 to 1999, Mr. Matthews was employed by Diageo (Guinness) plc where he served in various roles including Managing Director Guinness, United Kingdom; and President and Chief Executive Officer, The Guinness Import Company, USA. Prior to joining Diageo (Guinness) plc, he served in various positions at PepsiCo, Inc. and McKinsey & Company. Mr. Matthews is also a director of Molson Coors Brewing Co. and Van Wagner, Inc.

Robert P. Burch joined us in August 2005 as Executive Vice President - Operations. Prior to joining us, Mr. Burch worked 26 years with office furniture manufacturer, Steelcase, Inc. (“Steelcase”), where he most recently held the position of Vice President of Order Fulfillment of North America. Prior to serving as Vice President of Order Fulfillment of North America for Steelcase, Mr. Burch held various positions with Steelcase including Vice President of Manufacturing Operations and Vice President of Product Development and Launch.

William S. Creekmuir joined us in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary. Mr. Creekmuir served as one of our directors from April 2000 to August 2004. Prior to joining us, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. (“LADD”), a publicly traded furniture manufacturer. Prior to joining LADD in 1992, he worked 15 years with the international public accounting firm KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice. Mr. Creekmuir is Chairman of the Statistics Committee of ISPA and is a Certified Public Accountant.

Stephen G. Fendrich joined us in February 2003 in connection with our acquisition of SC Holdings, Inc. (“SC Holdings”) and has served as Executive Vice President - Sales since August 2005. Prior to assuming his current position, Mr. Fendrich served as President and CEO of our subsidiaries, SC Holdings and SCUSA, which Mr. Fendrich joined in September 2002. Prior to joining SC Holdings and SCUSA, Mr. Fendrich was Executive Vice President of Franchise Stores for The Mattress Firm from February 2002 to September 2002. From November 2000 to February 2002, Mr. Fendrich performed consulting work for The Mattress Firm franchises. From 1986 to November 2000, Mr. Fendrich held various positions with The Mattress Firm including Vice President and Chief Financial Officer and Vice President of Finance and Real Estate. Mr. Fendrich was one of the founders of The Mattress Firm in 1986.

Kristen K. McGuffey joined us in November 2001 and has served as Executive Vice President, General Counsel and Secretary since March 2007. Prior to assuming her current position, Ms. McGuffey served as Senior Vice President - General Counsel and Secretary since August 2002 and prior to that served as Vice President - General Counsel and Assistant Secretary. Prior to joining us, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel. From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP. Prior to March 1997, Ms. McGuffey was an associate at Paul, Hastings, Janofsky & Walker, LLP.

Timothy F. Oakhill joined us in January 1997 and has served as Executive Vice President - Marketing and Licensing since March 2007. Prior to assuming his current position, Mr. Oakhill served as Senior Vice President - Marketing and Licensing since July 2005. Prior July 2005, Mr. Oakhill served as Vice President - International and Domestic Licensing since January 2004. Prior to January 2004, Mr. Oakhill managed various Simmons brands, including Beautyrest® from August 2003 to January 2004, and BackCare® and Deep Sleep® from January 1997 to August 2003. Prior to joining us, Mr. Oakhill served as Marketing Manager for Eastman-Kodak Company and as an account supervisor for Bates Worldwide.

Kimberly A. Samon joined us in April 2006 and has served as Executive Vice President - Human Resources and Assistant Secretary since March 2007. Prior to assuming her current position, Ms. Samon served as Senior Vice President - Human Resources and Assistant Secretary. Prior to joining us, from April 2004 to April 2006, Ms. Samon was a co-founder and partner of the law firm W. Edwin Litton, LLC and a co-owner and chief executive officer of Olivia Litton International, a human resource consulting company. From April 2003 to February 2004, Ms. Samon was a Director - Human Resources, East for Fedex Corporation’s office and print center business unit, formerly Kinko’s Inc. From April 2002 to March 2003, Ms. Samon was a Human Resource Practice Leader for Lacerte Technologies, Inc. From January 1998 to December 2001, Ms. Samon worked for HQ Global Workplaces, Inc., in various positions including Senior Vice President and Chief People Office/Labor and Employment Counsel.

Mark F. Chambless joined us in May 1995 and has served as Vice President, Corporate Controller and Assistant Secretary since December 2005. Prior to this position, Mr. Chambless served as Vice President and Corporate Controller since February 2000, was the Corporate Controller from November 1995 through February 2000, and prior to that served as a Divisional Controller. Mr. Chambless is the Principal Accounting Officer for our company. Prior to joining us, Mr. Chambless worked nine years at Sealy Corporation where he held various positions including Plant Controller, Operations Manager and Divisional Controller.

Todd M. Abbrecht has been a director of our company since December 2003, following the consummation of the THL Acquisition. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is also a director of Michael Foods, Inc. and Warner Chilcott Holdings Company, Limited.

William P. Carmichael became a director of our company in May 2004. Mr. Carmichael co-founded The Succession Fund in 1998. Prior to forming The Succession Fund, Mr. Carmichael had 26 years of experience in various financial positions with global consumer product companies, including Senior Vice President with Sara Lee Corporation, Senior Vice President and Chief Financial Officer of Beatrice Foods Company, and Vice President of Esmark, Inc. Mr. Carmichael is also a director of Cobra Electronics Corporation, The Finish Line, Inc., and Spectrum Brands, Inc. (“Spectrum Brands”). Mr. Carmichael is also Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Banc of America Funds Trust. Mr. Carmichael is a Certified Public Accountant.

David A. Jones has been a director of our company since December 2003, following the consummation of the THL Acquisition. Mr. Jones has served as the Chairman of the Board of Directors and Chief Executive Officer of Spectrum Brands since September 1996. From 1996 to April 1998, he also served as President of Spectrum Brands. From 1995 to 1996, Mr. Jones was President, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. Mr. Jones is also a director of Pentair, Inc.

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

Scott A. Schoen has been a director of our company since December 2003, following the consummation of the THL Acquisition. Mr. Schoen is co-President of Thomas H. Lee Partners, which he joined in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is also a director of Spectrum Brands. Mr. Schoen is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network and is also a member of the President’s Council of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management and the Yale Development Board. Mr. Schoen served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005 and was a director of Refco Group Ltd. when it declared bankruptcy on October 17, 2005.

George R. Taylor has been a director of our company since December 2003, following the consummation of the THL Acquisition. Mr. Taylor is a Director at Thomas H. Lee Partners, which he joined in 1996. Prior to joining the firm, Mr. Taylor was at ABS Capital Partners. Mr. Taylor is also a director of Progressive Moulded Products, Ltd. Mr. Taylor served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005.

COMPOSITION OF OUR BOARD OF DIRECTORS

Our board of directors currently consists of seven members. Each of our directors will hold office until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers. Our independent directors are Messrs. Carmichael, Jones and Messner.

COMMITTEES OF OUR BOARD OF DIRECTORS

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee: The members of the audit committee are Messrs. Carmichael, Jones and Taylor. The audit committee is governed by a Board-approved charter stating its responsibilities. The audit committee oversees management regarding the conduct and integrity of our financial reporting, systems of internal accounting and financial and disclosure controls. The audit committee reviews the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit and their engagement for any other services. The audit committee also oversees management regarding our legal and regulatory compliance and the preparation of an annual audit committee report as required by the SEC. The audit committee has reviewed and discussed the audited financial statements with management.   In addition, the board of directors has determined that William P. Carmichael, an independent director, is an “audit committee financial expert” as defined by the SEC rules.

The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board ("PCAOB") in Rule 3200T.  The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as adopted by the PCAOB in Rule 3600T, and has discussed with the independent accountant the independent accountant's independence.  Based on such review and discussions, the audit committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K.

Nominating and Governance Committee: The members of the nominating and governance committee are Messrs. Abbrecht, Eitel, Messner and Schoen. The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors. The nominating and governance committee also develops and recommends to the board approval of, if appropriate, and overseeing implementation of our corporate governance guidelines and principles including the Simmons Code of Ethics for Chief Executive and Senior Financial Officers (“Code of Ethics”) and the Simmons Code of Conduct and Ethics; and reviewing on a regular basis our overall corporate governance policies and recommending improvements when necessary.

Compensation Committee: The members of the compensation committee are Messrs. Abbrecht, Eitel and Schoen. The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation, including determining and approving the compensation of our CEO and other senior executive officers; reviewing and approving management incentive compensation policies and programs; reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.

From time to time, the board of directors may contemplate establishing other committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

CODE OF ETHICS

We have a Code of Ethics within the meaning of 17 CFR Section 229.406 that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. Our Code of Ethics is available on our website (www.simmons.com). If we make an amendment to this Code of Ethics, or grant a waiver from a provision of this Code of Ethics then we will make any required disclosure of such amendment or waiver on our website or in a current report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

We are privately owned and controlled by THL, a private equity fund. THL beneficially owned approximately 72.0% of our issued and outstanding fully-diluted capital stock as of December 30, 2006, including the period in which the 2006 compensation elements for our executive officers were determined, and THL held three of eight seats on our board of directors. After the departure of Ms. Burns-McNeil on February 25, 2007, THL holds three of seven seats on our board of directors.

Our compensation strategy, as it relates to named executive officers, has been designed to support and complement the successful long-term growth of the Company. Our objective in compensating our executive officers is to increase the enterprise value for our shareholders.

Our executive officers are Charles R. Eitel, our Chairman of the Board and Chief Executive Officer; Gary S. Matthews, President; William S. Creekmuir, Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary; Robert P. Burch, Executive Vice President - Operations; Stephen G. Fendrich, Executive Vice President - Sales; Kimberly A. Samon, Executive Vice President - Human Resources and Assistant Secretary; Kristen K. McGuffey, Executive Vice President, General Counsel and Secretary; and Timothy F. Oakhill, Executive Vice President - Marketing and Licensing (collectively referred to as the “ELT”). Our highly compensated named executive officers, as defined by the SEC, are Messrs. Eitel, Matthews, Burch, Creekmuir and Fendrich and Ms. Rhonda Rousch, our former Executive Vice President - Human Resources and Assistant Secretary.

Corporate Governance

Compensation Committee Authority

Executive officer compensation is administered by the compensation committee of our board of directors, which is composed of three members. Mr. Schoen has served as the compensation committee chairman and Messrs. Abbrecht and Eitel have served as members since the THL Acquisition. All three have approved the compensation arrangements described in this compensation discussion and analysis. Our board of directors appoints the compensation committee members and delegates to the compensation committee the direct responsibility for, among other matters:

•  approving, in advance, the compensation and employment arrangements for our CEO and other senior executive officers;

•  reviewing and approving management incentive compensation policies and programs; and

•  reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.

Our committee members are not independent under SEC rules and the relevant securities laws. The compensation committee met five times in 2006.

Role of Compensation Experts

Pursuant to its charter, the compensation committee is authorized to obtain at our expense compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees, and other data and documentation as the compensation committee considers appropriate. In addition, the compensation committee has the sole authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers. The compensation committee did not retain the services of a compensation consultant to design, review or evaluate our executive compensation arrangements for 2006 nor did it acquire or consult any compensation surveys or reports. Instead, for 2006, the compensation committee considered the following factors, among other matters, in determining compensation levels for executive officers:

•  the qualifications, skills and experience level of the respective executive officer;

•  the position, role and responsibility of the respective executive officer in the company; and

•  the general business and particular compensation experience and knowledge of the compensation committee’s members; and

•  prior recommendations from consultants and wage surveys obtained prior to 2006.

Role of Our Executive Officers in the Compensation Process

Mr. Eitel was actively involved in providing recommendations to the compensation committee in its evaluation and design of 2006 compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers other than himself. Mr. Eitel relied on his personal experience serving in the capacity as our chief executive officer or executive officer of other companies as well as publicly available information for comparable compensation guidance. He also consulted information provided by our past compensation consultants and by an executive search firm specializing in recruiting executive officers for our company and other similar firms. Mr. Eitel did not provide this specific information to the compensation committee, but rather used it as the basis for his own recommendations to the committee. Mr. Eitel attended all of the compensation committee’s meetings in which minutes were recorded. Ms. Samon, Executive Vice President of Human Resources, worked closely with Mr. Eitel to offer market data and to prepare recommendations to the compensation committee.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract and retain highly qualified executive officers and to align their interests with those of investors by linking significant components of executive officer compensation with the achievement of specific business and strategic objectives and our overall financial performance. We seek to employ executive officers who are financially and ethically driven and accordingly, we offer a compensation package that places a significant amount of total cash at risk by providing a substantial part of compensation in the form of equity incentives. Because we are a mid-size company with significant growth targets, we also ensure that base salaries for executives are competitive to that of larger companies.

It has been our view that the total compensation for executive officers should consist of the following components:

•  base salaries;

•  annual cash incentive awards;

•  long-term equity incentive compensation; and

•  certain perquisites and other benefits.

We consider long-term equity incentive compensation to be the most important element of our compensation program for executive officers. Since the THL Acquisition, THL has expected our executive management team to significantly increase the enterprise value of our company. We believe that meaningful equity participation by each executive officer is the primary motivating factor that will result in significant increases in value and growth. This belief is reflected in the aggregate awards of restricted stock and stock options that have been made to our executive officers.

It has been our philosophy that optimal alignment between stockholders and named executive officers is best achieved by providing a greater amount of total compensation in the form of equity rather than cash based salary. Accordingly, we have designed total compensation programs for our executive officers to provide base compensation levels, annual cash incentive award opportunities and long-term incentive compensation awards that are economically equivalent to typical programs available for comparable executive officers in similarly sized companies. The compensation committee determined compensation levels that it concluded were appropriate based on the general business and particular compensation experience and knowledge of its members gained from working with private equity companies and with public companies.

Our 2006 incentive compensation program elements were primarily structured to reward our executive officers for achieving certain financial and business objectives, including the following:

•  achieving company-wide EBITDA targets; and

•  achieving company-wide top line sales targets.

We believe that the attainment of these specific financial objectives assist in the fulfillment of certain of our strategic objectives, namely:

•  to increase our enterprise value;

•  to grow our company in an efficient manner; and

•  to conserve and optimally utilize cash resources for the future growth of our business.

Components of Compensation

Base Salaries

The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. Adjustments in base salary are based on an evaluation of individual performance, our company-wide performance and the individual executive’s contribution to our performance. All executive officers’ compensation is reviewed in December for compensation adjustments to take place by January 1 of the following calendar year.

Annual Cash Incentive Awards

Our named executive officers participated in an annual cash incentive award program, the 2006 Management Bonus Plan. This program is available to certain managers, senior managers, executive officers and other key employees. The following table summarizes, for each highly compensated named executive officer, the target cash incentive awards and the amounts actually earned by each such executive officer under the 2006 Management Bonus Plan:

Name	Bonus Target	Bonus Achieved
Charles R. Eitel	$624,000	$856,239
Gary S. Matthews(1)	33,542	47,809
William S. Creekmuir	243,000	339,469
Stephen G. Fendrich	189,000	264,031
Robert P. Burch	186,000	259,840
Rhonda C. Rousch(2)	171,000	204,943

(1)  Mr. Matthews joined Simmons on December 1, 2006. Mr. Matthews' bonus target had he joined us at the beginning of fiscal year 2006 would have been $402,500.
(2) Ms. Rousch retired from Simmons effective April 1, 2006. As part of her separation agreement, Ms. Rousch received, among other things, the right to participate in the 2006 Management Bonus Plan as though she remained an employee of ours for the entire fiscal year of 2006.

2006 Bonus Plan

The purpose of each executive officer’s 2006 Management Bonus Plan was to create financial incentives aligned with the overriding objective of increasing enterprise value. Awards under the 2006 Management Bonus Plan were earned based on our achievement of defined financial targets.

In March 2006, the compensation committee approved financial targets established for us. These targets included the achievement of specified threshold levels of EBITDA, adjusted for certain non-recurring or non-cash items as allowed under our senior credit facility (“Adjusted EBITDA”), and revenue, adjusted to exclude certain payments to customers recorded as reductions of revenue under accounting principles generally accepted in the U.S. (“Adjusted Revenue”), for our 2006 fiscal year. These financial targets and the associated performance levels that were established represented the factors that the compensation committee deemed most important and which, if achieved, would likely result in an increase in enterprise value. The specific performance levels were determined with reference to our 2006 budget, which we used to manage our day-to-day business and was determined by our board of directors as representing an aggressive level of growth and financial performance for us in 2006.

Mr. Eitel’s financial targets were based on our financial performance with an Adjusted EBITDA target of $142.0 million and an Adjusted Revenue target of $1,030.1 million. After the sale of SCUSA, our compensation committee approved a revision to the financial targets and established a revised Adjusted EBITDA target of $138.1 million and a revised Adjusted Revenue target of $1,005.5 million. The financial targets for Messrs. Matthews, Creekmuir, Fendrich and Burch and Ms. Rhonda Rousch consisted of the same targets noted above.

To be eligible to receive a bonus, we must achieve 91% of the Adjusted EBITDA target and 91% of the Adjusted Revenue.  The bonus target is weighted 85% toward achieving the Adjusted EBITDA target and 15% toward achieving the Adjusted Revenue target.  The portion of the bonus target related to Adjusted EBITDA is prorated as follows:

% of EBITDA Achieved	% of Bonus
91%	10%
92%	20%
93%	30%
94%	40%
95%	50%
96%	60%
97%	70%
98%	80%
99%	90%
100%	100%

The portion of the bonus target related to Adjusted Revenue was prorated from 0% to 100% for Adjusted Revenue between $915.0 million and $1,005.5 million.

Each executive officer was eligible to receive a “bonus” factor which was applied to performance achieved beyond reaching the 100% target.  For every percent increase over the financial target, Mr. Eitel’s bonus target increases 5% and Messrs. Matthews’, Creekmuir’s, Fendrich’s, and Burch’s increase 4% and Ms. Rousch’s bonus target increases 2%.

Amounts Earned Under 2006 Management Bonus Plan

The amounts earned by each of our named executive officers under the 2006 Management Bonus Plan was determined in March 2007 by the compensation committee after examining our 2006 financial results. For 2006, the compensation committee determined that we exceeded our financial performance targets.

Based on the achievement of these financial goals, the compensation committee determined that the amounts earned by each of our named executive officers during fiscal year 2006 under the 2006 Management Bonus Plan were as noted above under “Annual Cash Incentive Awards”.

Employment Agreement Signing Bonus

Mr. Matthews received a one-time initial employment bonus of $600,000 upon execution of his employment agreement, which was entered into effective December 1, 2006.

Long-Term Incentive Compensation

Overview

We administered a long-term incentive compensation awards through an Amended and Restated Equity Incentive Plan (“Equity Plan”). As a result of the 2007 Distribution, the Equity Plan was assumed by Simmons Holdco. The purpose of the Equity Plan is to provide an incentive to management to continue their employment over a long term, and to align their interests with those of the Company and its stockholders by providing a stake in our continued growth and success.  The plan permits awards of stock options, stock appreciation rights, restricted stock awards, stock units and dividend equivalent rights.

Historically, we have awarded restricted stock as the primary form of equity compensation. We selected this form because of the favorable accounting and tax treatment to recipients. The compensation committee, in its December 2006 meeting, voted to discontinue the issuing of restricted stock and approved the issuances of stock options moving forward. We have generally considered and made equity awards under three circumstances:

•  upon hiring new executive officers, vice-presidents and directors;

•  as a result of promotion; and

•  to existing executive officers, vice-presidents and directors after evaluating internal equity across the management team.

Restricted stock and stock option awards that we have granted vest upon attainment of performance-based and/or time-based measures. Performance-based awards are forfeitable if specified financial performance targets are not achieved within a specified period of time. Time-based awards vest in accordance with vesting schedules determined by our compensation committee.

Restricted Stock and Stock Option Practices

We have awarded all stock options to purchase our common stock to executive officers at the fair value of the common stock on the grant date. We have not back-dated any option awards. The fair value of all options granted in 2006 was determined by our compensation committee based on a contemporaneous independent valuation of our common stock provided to us by a third-party valuation firm that the compensation committee engaged for such purpose. We have issued restricted stock to executive officers at $0.01 per share which, in all cases in 2006 was below the fair value. For 2006, the executive is required to pay the tax on the compensation expense which is the difference between the purchase price of $0.01 per share and the fair value.

In December 2006, the compensation committee awarded Mr. Matthews 40,000 shares of restricted class B stock and 30,000 stock options in connection with his employment. The restricted stock awards vest ratably over a four year period based on our achieving certain annual Adjusted EBITDA targets and any unvested portion of the shares will be repurchased by us pursuant to our Equity Plan.  The stock option awards provide the right to purchase our class B common stock at $5.91 per share and vest over a four-year period in three equal annual installments, beginning on the second anniversary of the grant.

As a privately owned company, there has been no market for our common stock. Accordingly, in 2006, we had no program, plan or practice pertaining to the time of stock option grants to executive officers coinciding with the release of material non-public information.

Perquisites and Other Personal Benefits

 The Company provides certain perquisites to its executives. These perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in turn allowing greater focus on Company-related activities. The compensation committee reviewed and approved continuing the executive officer perquisites at the December 2006 meeting of the board of directors. More detail on the Company’s perquisites may be found in the narrative following the Summary Compensation Table.

This section summarizes the significant steps we have taken to date with respect to establishing compensation elements for 2007.

Compensation Committee Evaluation of Executive Officer Compensation for 2007

In the third and fourth quarters of 2006, the compensation committee evaluated executive officers' pay and approved the following components of compensation.

•  Base Salaries:

➢  reevaluated base salaries on market data, performance, experience and overall contribution to the organization; and

➢  established base salaries for 2007 for Messrs. Eitel, Matthews, Creekmuir, Fendrich and Burch of $815,000; $575,000; $422,000; $330,000; and $330,000, respectively.

•  Annual Cash Bonuses for 2007:

➢  established 2007 annual cash bonus targets that are calculated as a percentage of the participant’s base salary, with performance metrics that provide for a range of payments beginning with no bonus below a threshold performance level and then a target level and a maximum level; and

➢  established performance metrics for achieving an annual cash bonus similar to those established for 2006, based on Adjusted Revenues and Adjusted EBITDA targets, which are directly linked to our 2007 operating budget.

•  Long-Term Incentive Compensation for 2007:

➢  established 2007 long-term equity compensation vesting targets for restricted stock awards and stock options; and

➢  reviewed stock-based awards across the executive team to ensure the amount of the award reflected performance and contribution to the Company.

Tax Implications of Executive Compensation

We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, would be applicable, and accordingly, our compensation committee did not consider its impact in determining compensation levels for our highly compensated executive officers in 2006.

Accounting Implications of Executive Compensation

Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in SFAS 123R. The Summary Compensation and Director Compensation Tables below used the principles set forth in SFAS 123R to recognize expense for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006. The non-cash stock compensation expense for stock-based awards that we grant is recognized ratably over the requisite vesting period. We continue to believe that stock options, restricted stock and other forms of equity compensation are an essential component of our compensation strategy, and we intend to continue to offer these awards in the future.

Summary Compensation Table for Fiscal Year 2006

The following table sets forth the aggregate compensation awarded to, earned by or paid to our highly compensated executive officers for 2006.

Name & Principal Position	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	All Other Compensation		Total
Charles R. Eitel, CEO	$780,000	$856,239	$76,050	$-	$243,839	(4)	$1,956,128
Gary S. Matthews, President	575,000	647,809	-	-	27,552	(5)	1,250,361
William S. Creekmuir, CFO	405,000	339,469	47,531	-	39,680	(6)	831,680
Stephen G. Fendrich, EVP - Sales	315,000	264,031	23,281	-	419,657	(7)	1,021,969
Robert P. Burch, EVP - Operations	310,000	259,840	52,001	-	73,227	(8)	695,068
Rhonda C. Rousch(9)	285,000	204,943	5,941	-	-		495,884

(1)  Reflects annual base salary for 2006. Mr. Matthews joined us on December 1, 2006 and his salary shown in the table reflects his annual base salary per his employment agreement. Mr. Matthews’ received $47,917 of his base salary in 2006.
(2)  Reflects management bonus earned in 2006 for achieving financial performance targets. Mr. Matthews’ bonus also reflects a $600,000 initial employment bonus.
(3)  Reflects the stock based compensation expense recognized under SFAS 123(R). For a discussion of assumptions made in the valuation, see “Note L - Stock-Based Compensation” to our audited financial statements included elsewhere in this Form 10-K.
(4)  Reflects perquisites that we paid for (i) personal use of corporate jet of $160,299; (ii) commuting expenses from Mr. Eitel’s principle residence to our corporate headquarters of $15,583; (iii) employer contributions to our 401(k) plan of $13,200; (iv) a car allowance of $12,000; (v) mattress sets of $11,691; (vi) life-insurance and long-term disability insurance premiums of $13,742; (vii) club memberships of $7,678; (viii) non-business travel expenses of $2,713; and (ix) the assumption of taxes for certain taxable benefits of $6,933.
(5)  Reflects perquisites that we paid for (i) legal expenses related to Mr. Matthews’ employment agreement of $23,604; (ii) mattress sets of $1,975; (iii) relocation allowance of $1,333; and (iv) the assumption of taxes for certain taxable benefits of $640.
(6)  Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,200; (ii) a car allowance of $9,000; (iii) life-insurance and long-term disability insurance premiums of $5,255; (iv) financial consulting expense of $5,000; (v) mattress sets of $3,936; (vi) fees paid to serve as a director of a subsidiary of $280; and (vii) the assumption of taxes for certain taxable benefits of $3,009.
(7)  Reflects perquisites that we paid for (i) reimbursement of selling expenses related to the sale of Mr. Fendrich’s personal residence of $235,678; (ii) relocation allowance of $12,803; (iii) a car allowance of $9,000; (iv) employer contributions to our 401(k) plan of $6,600; (v) financial consulting expense of $5,000; (vi) mattress sets of $4,616; (vii) life-insurance and long-term disability insurance premiums of $1,345; (viii) non-business travel expense of $1,143; (ix) personal use of the corporate jet of $760; and (x) the assumption of taxes for certain taxable benefits of $142,712.
(8)  Reflects perquisites that we paid for (i) relocation allowance of $23,282; (ii) a car allowance of $9,000; (iii) employer contributions to our 401(k) plan of $6,600; (iv) financial consulting expense of $5,000; (v) non-business travel expenses of $4,958; (vi) annual physical exam of $4,625; (vii) mattress sets of $4,194; (viii) life-insurance and long-term disability insurance premiums of $2,162; and (ix) the assumption of taxes for certain taxable benefits of $13,406.
(9)  Ms. Rousch retired effective April 1, 2006 and no longer is employed by us. As part of her separation agreement, Ms. Rousch received, among other things, her annual salary and bonus for fiscal year 2006.  Ms. Rousch forfeited 43,552.43 shares of class B common stock during 2006.

Grants of Plan-Based Awards in Fiscal Year 2006

The following table sets forth information about grants made to our highly compensated executive officers in 2006 pursuant to our 2006 equity and non-equity incentive plans.

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name & Principal Position	Grant Date		Threshold	Target	Maximum	Exercise or Base Price of Option Awards	Grant Date Fair Value
Charles R. Eitel , CEO	4/17/2006	(1)	55,059	149,117	-	$-	$1.95

Gary S. Matthews, President	12/1/2006	(2)	-	40,000	-	-	5.91
	12/1/2006	(3)	-	30,000	-	5.91	2.98

William S. Creekmuir, CFO	4/17/2006	(1)	24,375	93,198	-	-	1.95

Stephen G. Fendrich, EVP - Sales	3/31/2006	(4)	12,000	30,000	-	-	1.95

Robert P. Burch, EVP - Operations	4/17/2006	(1)	26,667	66,668	-	-	1.95

(1)  Reflects the modification of unvested restricted stock awards.  As a result of us meeting the 2006 vesting target, 21.25% of the modified awards vested.
(2)   Reflects the grant of restricted stock awards under our Equity Plan to Mr. Matthews upon his employment with us on December 1, 2006.  The awards vest ratably over a four-year period starting with our fiscal year 2007 based upon our achievement of annual Adjusted EBITDA performance targets.  Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Equity Plan.
(3)  Reflects the grant of stock option awards under our Equity Plan to Mr. Matthews upon his employment with us.  The options have a term of 10 years.  The options provide Mr. Matthews the right to purchase our class B common stock at an exercise price equal to the fair value of the class B common stock as of the grant date as determined by our board of directors.  The options will vest over a four-year period in three equal annual installments, beginning on the second anniversary of the Stock Option Agreement.  Vesting will not accelerate upon a change of control.
(4)  Reflects the grant of restricted stock awards under our Equity Plan to Mr. Fendrich.  A portion of the awards (18.75%) vested on the date of grant and the remaining portion of the award vested over a three year period commencing with our fiscal year 2006.  Based on our Adjusted EBITDA for 2006 exceeding the performance target, our compensation committee determined that all shares eligible for vesting in fiscal year 2006 vested (an additional 21.25% of the award).  The remaining unvested shares vest ratably over our next two fiscal years based upon our achievement of annual Adjusted EBITDA performance targets.  Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Equity Plan.

Executive Employment Arrangements

Messrs. Eitel and Creekmuir entered into executive employment agreements with us in December 2003. The agreements have two-year terms with evergreen renewal provisions and contain usual and customary restrictive covenants, including two-year non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation/no hire of employees or customers and non-disparagement provisions. In the event of a termination without “cause” or departure for “good reason,” the terminated executives are entitled to severance equal to two years salary plus an amount equal to their pro-rated bonus for the year of termination.  In December 2005, the employment agreements of Messrs. Eitel and Creekmuir were amended to include, among other things, restrictive covenants relating to exchange of proprietary information, return of proprietary information, and non-compete agreements upon the termination of employment.  As consideration for the execution of the amendments, each of Messrs Eitel and Creekmuir received $1,000 added to their base salary effective on the date the amendment was executed.

Mr. Matthews entered into an executive employment agreement with us in November 2006 in connection with his employment as our president.  Under the terms of the employment agreement, Mr. Matthews will receive an annual salary of $575,000 subject to annual merit increases and will be eligible for an annual bonus based on our financial performance.  Mr. Matthews was provided with an initial employment bonus of $600,000 and was required to invest $250,000 in our class A common stock.  Mr. Matthews’ was also awarded 40,000 shares of class B common stock and options to purchase 30,000 shares of Class B common stock pursuant to our Equity Plan.  The stock-based awards are subject to vesting and terms and conditions as provided in a restricted stock agreement and stock option agreement, respectively.  Also under the terms of Mr. Matthews’ agreement, he will receive, among other things, a relocation package and fringe benefits, such as an annual executive physical, financial planning assistance and additional long-term disability insurance, from us. Additionally, Mr. Matthews’ agreement has an eighteen-month term with evergreen renewal provisions and contains usual and customary restrictive covenants, including eighteen-month non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation of employees or customers and non-disparagement provisions. If Mr. Matthews is terminated without “cause” or departs for “good reason”, he will be entitled to eighteen months of severance and a pro-rated bonus. If Mr. Matthews is not appointed chief executive officer (“CEO”) upon the departure of our current CEO, Charles R. Eitel, and Mr. Matthews leaves us within 90 days of Mr. Eitel’s departure, Mr. Matthews will be entitled to one-year severance and relocation expenses.

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

Potential Post-Employment Payments and Payments on a Change in Control

The information below describes and quantifies certain compensation that would become payable under existing arrangements if the named executive’s employment had terminated on December 31, 2006, given the named executive’s compensation as of such date and based on the our fair value of the stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) savings plan and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name & Principal Position	Benefit	Other than Cause or Good Reason	Justifiable Cause(A)		Death and Incapacity
Charles R. Eitel, CEO	Severance(1)	$1,560,000	$-		$-
	Bonus(2)	392,010	-		392,010
	Equity awards(3)	541,778	-		541,778
	Class A shares(4)	442,800	-		442,800
	Health insurance(5)	24,664	-		-

Gary S. Matthews, President	Severance(1)	862,500	575,000		-
	Bonus(2)	47,809	47,809		47,809
	Class A shares(4)	30,962	30,962		30,962
	Relocation(6)	-	(A	)	-

William S. Creekmuir, CFO	Severance(1)	810,000	-		-
	Bonus(2)	154,735	-		154,735
	Equity awards(3)	846,530	-		846,530
	Class A shares(4)	238,985	-		238,985
	Health insurance(5)	20,130	-		-

Stephen G. Fendrich, EVP - Sales	Severance(1)	630,000	-		-
	Bonus(2)	-	-		-
	Equity awards(3)	180,810	-		180,810

Robert P. Burch, EVP - Operations	Severance(1)	620,000	-		-
	Bonus(2)	-	-		-
	Equity awards(3)	196,801	-		196,801

(A) In accordance with Mr. Matthews' employment agreement, if Mr. Matthews is not appointed CEO upon the departure of our current CEO and Mr. Matthews leaves us within 90 days of Mr. Eitel’s departure, Mr. Matthews will be entitled to one-year severance and relocation expenses.

(1) For termination with good reason by the executive, Messrs. Eitel, Creekmuir, Fendrich and Burch would be entitled to twice their annual salary. Mr. Matthews would be entitled to eighteen months of his annual salary for termination with good reason. For termination by incapacity, Messrs. Eitel, Matthews and Creekmuir would be entitled to their salary through the termination date of their employment agreement.

(2) Messrs. Eitel, Matthews, Creekmuir, Fendrich and Burch would receive any unpaid bonus earned in 2006.

(3) If one of the named executives were to terminate from Simmons for any reason, Simmons Holdco would have the right to repurchase such executive officers vested and unvested shares of class B common stock. The unvested shares of class B common stock would be repurchased at $0.01 per share and the vested shares would be repurchased at fair value as determined by our board of directors.

(4) Messrs. Eitel, Matthews and Creekmuir would have the right to require us to repurchase their class A common stock at fair value.

(5) We shall contribute to Messrs. Eitel’s and Creekmuir’s (including dependents) coverage under our medical, dental and vision plans for a period of up to two years following termination for other than cause or good reason. After termination, Messrs. Eitel and Creekmuir (including spouses) can continue their coverage under our medical, dental and vision plans at the employee’s COBRA rates until death.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table reflects all outstanding equity awards held by our highly compensated executive officers as of December 30, 2006.
	Option Awards (1)			Stock Awards (2)
Name & Principal Position	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not Vested
Charles R. Eitel, CEO	-	$-	-	110,117	$812,663
Gary S. Matthews, President	30,000	5.91	12/1/2016	40,000	295,200
William S. Creekmuir, CFO	-	-	-	68,824	507,921
Stephen G. Fendrich, EVP - Sales	-	-	-	18,000	132,840
Robert P. Burch, EVP - Operations	-	-	-	40,001	295,207

(1) The options will vest over a four-year period in three equal annual installments, beginning on the  second anniversary of the Stock Option Agreement.  Vesting will not accelerate upon a change of control.
(2) All awards vest based on meeting our annual Adjusted EBITDA targets. Messrs. Eitel’s, Creekmuir’s,  Burch’s and Fendrich’s unvested stock awards vest 50% annually over the next two years. Mr. Matthews’ stock awards vest ratably over the next four years commencing with our fiscal year 2007.

Option Exercises and Stock Vested in 2006

The following table reflects the vesting of restricted stock awards by our highly compensated executive officers during 2006.   No options were exercised in 2006.

	Stock Awards
Name & Principal Position	Number of Shares Acquired on Vesting	Value Realized on Vesting
Charles R. Eitel, CEO	39,000	$287,819
William S. Creekmuir, CFO	24,375	179,888
Stephen G. Fendrich, EVP - Sales	18,250	97,716
Robert P. Burch, EVP - Operations	26,667	134,926
Rhonda C. Rousch	3,047	22,486

DIRECTOR COMPENSATION

In 2006, directors who also served as employees and directors affiliated with significant stockholders received no compensation for serving on our board of directors. Non-employee directors not affiliated with a significant stockholder receive director fees of $25,000 per year. All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Upon joining our board of directors, each of the non-employee directors not affiliated with a significant stockholder were granted restricted stock awards of 2,500 shares of our Class B common stock, which is subject to time and performance-based vesting. In April 2006, our compensation committee modified the restricted stock awards held by our directors to, among other things, extend the vesting period through 2008 for certain restricted stock awards, lower the Adjusted EBITDA performance targets for 2006 and 2007 for all restricted stock awards, and eliminate cliff vesting.

The following table sets forth the aggregate compensation awarded to, earned by or paid to our directors during 2006.

Director Compensation for the 2006 Fiscal Year

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Robin Burns-McNeill (2)	$25,000	$1,950	$26,950
William P. Carmichael	25,000	1,036	26,036
David A. Jones	25,000	1,036	26,036
B. Joseph Messner	25,000	1,036	26,036

(1) Stock-based compensation expense as determined by SFAS 123(R).
(2) Ms. Burns-McNeill resigned from our board of directors on February 25, 2007.

Our board of directors revised its director compensation program in December 2006 for all non-employee directors not affiliated with a significant stockholder. The revised director compensation program provides non-employee directors not affiliated with a significant stockholder to receive $5,000 for each special board or committee meeting that they attend in person and $1,000 for each special meeting attended telephonically.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation. The compensation committee evaluates the performance of our CEO and the other members of the ELT and determines the compensation levels for the same.

The objective of the compensation committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit us. The primary elements of executive compensation are base salary, annual cash incentive awards, long-term equity incentive compensation awards and certain other perquisites and other benefits. The salary is based on factors such as the individual executive officer’s level of responsibility, and a comparison to similar positions in the company and in comparable companies. The annual cash incentive awards are currently based on our performance measured against attainment of financial objectives. Certain discretionary bonuses have been given to attract and retain key executives. Long-term equity incentive awards generally have vesting schedules tied to the achievement of our certain financial objectives and are intended to align management’s interests with ours and our stockholders in promoting our long-term growth. Further information on each of these compensation elements follows.

SALARIES

With respect to Mr. Eitel, each member of the board of directors assesses Mr. Eitel's performance and this information is then summarized for the compensation committee. The compensation committee then adjusts Mr. Eitel’s base salary based on this performance assessment and external market equity. Mr. Eitel’s and Mr. Matthews’ direct reports are reviewed annually by each, and Mr. Eitel makes a recommendation of a salary adjustment to the compensation committee based on the performance of the individual and our salary guidelines. Competitive compensation data is also a major factor in establishing the salary of Mr. Eitel’s direct reports, but no precise formula is applied in the consideration of this data. The compensation committee’s review and final determination of the salaries for the other members of the ELT takes place annually.

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

ANNUAL OR DISCRETIONARY CASH BONUSES

Certain of our employees are eligible, pursuant to their offers of employment, to receive annual cash bonuses based on our performance measured against attainment of financial objectives. Certain of our employees also received discretionary cash bonuses as part of their offers of employment.

LONG-TERM EQUITY INCENTIVE AWARDS

We adopted the Equity Plan to provide incentives to our management and independent directors and our affiliates by granting them restricted stock and/or stock option awards of our Class B common stock. These awards granted to our management are intended to provide an incentive for management to continue their employment over a long term and to align their interests with ours by providing a stake in the same. The compensation committee recommends grants to the board which determines whether such grants are appropriate. In making such recommendations, the compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. The compensation committee also recommends modifications to the terms of award to the board. Individual awards take into account the manager’s contributions to us and our affiliates, scope of responsibilities, strategies and operational goals, and salary.

OTHER BENEFITS

Periodically, the compensation committee assesses the other benefits provided to our executive officers and other managers.

The compensation committee continually reviews our compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

The compensation committee has reviewed the compensation discussion and analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our board of directors that the compensation discussion and analysis be included in the company’s Annual Report on Form 10-K for 2006.

Compensation Committee:

Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our beneficial ownership, by each member of the board of directors, each of our named executive officers, and each member of our board of directors and our executive officers as a group. As a result of our merger with an entity to become a wholly-owned subsidiary of Simmons Holdco on February 9, 2007, our securityholders exchanged their shares of us for shares of Simmons Holdco that are identical to the type and number of our shares prior to the merger. Simmons Holdco outstanding securities consisted of 3,821,099.38 shares of Class A common stock and 684,481.42 shares of Class B common stock as of March 1, 2007. The Class B common stock was issued pursuant to the restricted stock agreement under the Equity Plan. See “Certain Relationships and Related Party Transactions — Amended and Restated Certificate of Incorporation of Simmons Company.” The Class A common stock and Class B common stock generally have identical voting rights. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Class A	Percent of Class A	Class B	Percent of Class B
	Common	Common	Common	Common	Percent
Name and Address	Stock	Stock	Stock	Stock	of Total
Principal Securityholders:
Thomas H. Lee Partners L.P. and Affiliates (1)	3,270,940.05	85.6%	-	-%	72.6%
Fenway Partners Capital Fund II, L.P. and Affiliates (2)	387,837.03	10.1	-	-	8.6
Directors and Executive Officers:
Charles R. Eitel (3) (6)	60,000.00	1.6	183,529.00	26.8	5.4
Gary S. Matthews (3) (4) (5)	4,195.33	*	40,000.00	5.8	1.0
Robert P. Burch (3) (4)	-	-	66,668.00	9.7	1.5
William S. Creekmuir (3) (4) (6)	32,382.75	*	114,706.00	16.8	3.3
Stephen G. Fendrich (3) (4) (5)	-	-	42,500.00	6.2	*
Kristen K. McGuffey (3) (4) (5)	4,069.50	*	15,000.00	2.2	*
Timothy F. Oakhill (3) (4)	3,250.00	*	15,000.00	2.2	*
Kimberly A. Samon (3) (4)	-	-	11,000.00	1.6	*
Todd M. Abbrecht (1)	3,270,940.05	85.6	-	-	72.6
William P. Carmichael (3)	-	-	2,500.00	*	*
David A. Jones (3)	2,000.00	*	2,500.00	*	*
B. Joseph Messner (3)	-	-	2,500.00	*	*
Scott A. Schoen (1)	3,270,940.05	85.6	-	-	72.6
George R. Taylor (1)	3,270,940.05	85.6	-	-	72.6
All directors and named executive officers as a group
(14 persons) (1) (4) (5)	3,376,837.63	88.4	495,903.00	72.4	86.0

__________

*  less than 1%

(1) Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investment Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is also THL Equity Advisors V, LLC, which is registered in the Cayman Islands as a foreign company. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust.

Scott A. Schoen is co-President of Thomas H. Lee Advisors, LLC and a vice president of THL Investment Management Corp. Todd M. Abbrecht is a Managing Director of Thomas H. Lee Advisors, LLC and a vice president of THL Investment Management Corp. George R. Taylor is a Director of Thomas H. Lee Advisors, LLC. Each of Messrs. Schoen, Abbrecht and Taylor may be deemed to beneficially own class A common shares held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V. L.P. Furthermore, each of Messrs. Schoen and Abbrecht may be deemed to beneficially own class A common shares held of record by Thomas H. Lee Investors Limited Partnership. Each of these individuals disclaims beneficial ownership of such common shares except to the extent of their pecuniary interest therein.

The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Scott A. Schoen, Todd M. Abbrecht and George R. Taylor is 100 Federal Street, Boston, MA 02110.

Putnam Investment Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2) Includes interest owned by Simmons Holdings, LLC; FPIP, LLC and FPIP Trust, LLC. Peter Lamm and Richard Dresdale have voting and/or investment control over the shares held by Fenway Partners Capital Fund II, L.P. The address for Fenway Capital Fund II, L.P. is 152 West 57th Street, 59th Floor, New York, New York 10019.

(3) The address of Charles R. Eitel, Gary S. Matthews, Robert P. Burch, William S. Creekmuir, Stephen G. Fendrich, Kristen K. McGuffey, Timothy F. Oakhill, Kimberly A. Samon, David A. Jones, William P. Carmichael, and B. Joseph Messner is c/o Simmons Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4)	Pursuant to a stockholders agreement, Mr. Eitel has the voting power of the employees and executive officers as to their common stock shown.

(5) Excludes 30,000 shares of class B common stock that may be acquired upon the vesting and exercise of non-qualified stock options. The stock options vest over a four-year period in three equal annual installments, beginning on the second anniversary of the agreement (December 1, 2008).

(6) Includes shares held in trust or by immediate family members.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 30, 2006 regarding our equity compensation plans. The only plan pursuant to which we may make equity grants is the Equity Plan that was approved by our board of directors and securityholders on November 30, 2006. On February 9, 2007, we merged into a subsidiary of Simmons Holdco and became a wholly-owned subsidiary of Simmons Holdco. As a result of the merger, our Equity Plan was assumed by Simmons Holdco.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	35,740	$5.91 per share	60,876

Column (a) of the table excludes restricted stock awards issued under the Equity Plan, which authorizes the board of directors to grant up to 781,775 shares of class B common stock through options, restricted stock awards, or other awards to our employees, directors and consultants. As of December 30, 2006, we had issued restricted stock awards and stock options under the Equity Plan. The shares shown in column (c) are remaining shares of class B common stock available for issuance after taking into consideration the shares of class B common stock issued as a restricted stock award or underlying stock options granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SEC regulations require that we disclose any transaction, or series of similar transactions, since the beginning of 2006, or any contemplated transactions, in which the Company was or is to be a participant, in which the amount involved exceeds $120,000 and in which any of the following persons had or will have a direct or indirect material interest:

- our directors or nominees for director;
-   our executive officers;
-   persons owning more than 5% of our outstanding voting securities; or
-   the immediate family members of any of the persons identified in the preceding three bullets.

The SEC refers to these types of transactions as related person transactions and to the persons listed in the bullets as related persons. The SEC is concerned about related person transactions because such transactions, if not properly monitored, may present risks of conflicts of interest or the appearance of conflicts of interest.

Review and Approval of Related Person Transactions. We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal department, working together with our outside legal advisors, is responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. Each director and executive officer annually completes a questionnaire to identify their related interests and persons, and to notify us of changes in that information. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed under this Item of our Annual Report on Form 10-K.

MANAGEMENT AGREEMENT

Pursuant to the management agreement entered into in connection with the THL Acquisition, THL Managers V, LLC renders certain advisory and consulting services to Simmons Bedding. In consideration of those services, Simmons Bedding agreed to pay to THL Managers V, LLC, an affiliate of Thomas H. Lee Partners L.P., semi-annually, an aggregate per annum management fee equal to the greater of:

-  $1,500,000; or

-  an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons Bedding for such fiscal year, but before deduction of any such fee. Simmons Bedding paid management fees, inclusive of expenses, of $1.7 million in 2006.

Simmons Bedding also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.

DISTRIBUTION TO STOCKHOLDERS

Upon our merger with Simmons Holdco on February 9, 2007, holders of our common stock received in the merger stock of Simmons Holdco and certain stockholders also received cash.  Simmons Holdco also used the net proceeds from the Toggle Loan to pay transaction expenses. The following table sets forth the proceeds distributed to certain stockholders in connection with the merger (in thousands):

Name	Proceeds
Principal Securityholders(1):
Thomas H. Lee Partners L.P. and Affiliates	$238,288
Fenway Partners Capital Fund II, L.P. and Affiliates	28,254
Directors and Executive Officers:
Charles R. Eitel	3,643
William S. Creekmuir	2,359
Kristen K. McGuffey	296
Gary S. Matthews	253
Timothy F. Oakhill	236
David A. Jones	146
Immediate Family Members of Directors and
Executive Officers:
Charles Ross Eitel	243
Stephanie L. Eitel	243
Jennifer E. Young	243

(1)	A security holder covered by Item 403(a) of Regulation S-K

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF SIMMONS COMPANY

We have amended and restated our Certificate of Incorporation to eliminate different classes of common stock.  Our second Amended and Restated Certificate of Incorporation previously provided for two classes of common stock  — Class A common stock, earning a preferred return of 6% per annum, and Class B common stock.  Class A common stock was held by THL, Fenway Partners, directors, former directors and those members of management who elected to acquire such shares in connection with the THL Acquisition.  Our third Amended and Restated Certificate of Incorporation sets forth a single class of common stock, identical in all respects and entitling the holders thereof to the same rights and privileges, subject to the same qualifications, limitations and restrictions.

SECURITYHOLDERS’ AGREEMENT AND EQUITY REGISTRATION RIGHTS AGREEMENT

In connection with the Merger, the Securityholders’ Agreement and the Equity Registration Rights Agreement were terminated, and substantially similar documents were entered into among Simmons Holdco and its securityholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees which were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services in the most recent two fiscal years were as follows:

	2006	2005
Audit Fees	$924,507	$678,741
Tax Fees	9,920	54,999
All Other Fees	-	1,500
Total	$934,427	$735,240

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

All Other Fees consist of licensing fees paid in 2005 in connection with the use of accounting and research software.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive Income for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Balance Sheets at December 30, 2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedule

Schedule II - Valuation Accounts

(a)(3) The exhibits to this report are listed in section (b) of Item 15 below.

(b) Exhibits:

The following exhibits are filed with or incorporated by reference into this Form 10-K. For the purposes of this exhibit index, references to “Simmons Bedding” include Simmons Bedding, both prior to and following the transactions that occurred on December 19, 2003. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-76723 (referred to as “1999 S-4”), (ii) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-113861 (referred to as “2004 S-4”), (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for Simmons Bedding (referred to as “9/30/00 10-Q”), (iv) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 for Simmons Bedding (referred to as “3/30/02 10-Q”), (v) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 for Simmons Bedding (referred to as “6/29/02 10-Q”), (vi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 for Simmons Bedding (referred to as “9/28/02 10-Q”), (vii) Annual Report on Form 10-K for the year ended December 28, 2002 for Simmons Bedding (referred to as “2002 10-K”), (viii) Annual Report on Form 10-K for the year ended December 27, 2003 for Simmons Bedding (referred to as “2003 10-K”), (ix) Current Report on Form 8-K filed September 2, 2004 for Simmons Bedding (referred to as “9/02/04 8-K”), (x) Annual Report on form 10-K for the year ended December 25, 2004 for Simmons Bedding (referred to as “2004 10-K”), (xi) registration statement on Form S-4 under the Securities Act of 1933 for Simmons Company, File No. 333-124138 (referred to as “2005 S-4”), (xii) Current Report on Form 8-K filed August 4, 2005 for Simmons Bedding (referred to as “8/4/05 8-K”), (xiii) Current Report on Form 8-K filed August 12, 2005 for Simmons Bedding (referred to as “8/12/05 8-K”), (xiv) Current Report on Form 8-K filed September 21, 2005 for Simmons Bedding (referred to as “9/21/05 8-K”) (xv) Current Report on Form 8-K filed October 20, 2005 for Simmons Bedding (referred to as “10/20/05 8-K”), (xvi) Current Report on Form 8-K filed December 13, 2005 for Simmons Bedding (referred to as “12/13/05 8-K”), (xvii) Current Report on Form 8-K filed December 19, 2005 for Simmons Bedding (referred to as “12/19/05 8-K”), (xviii) Current Report on Form 8-K filed April 4, 2006 for Simmons Company (referred to as “4/4/06 8-K”), (xix) Current Report on Form 8-K filed April 13, 2006 for Simmons Company (referred to as “4/13/06 8-K”), (xx) Current Report on Form 8-K filed April 19, 2006 for Simmons Company (referred to as “4/19/06 8-K”), (xxi) Current Report on Form 8-K filed April 24, 2006 for Simmons Company (referred to as “4/24/06 8-K), (xxii) Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 for Simmons Company (referred to as “4/1/06 10-Q”), (xxiii) Current Report on Form 8-K filed May 31, 2006 for Simmons Company (referred to as “5/31/06 8-K”), (xxiv) Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 for Simmons Company (referred to as “7/1/06 10-Q”), (xxv) Current Report on Form 8-K filed September 22, 2006 for Simmons Company (referred to as “9/22/06 8-K”), (xxvi) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 for Simmons Company (referred to as “9/30/06 10-Q”), (xxvii) Current Report on Form 8-K filed October 5, 2006 for Simmons Company (referred to as “10/5/06 8-K”), (xxviii) Current Report on Form 8-K filed December 6, 2006 for Simmons Company (referred to as “12/6/06 8-K”), (xxviv) Current Report on Form 8-K filed February 12, 2007 (referred to as “2/12/07 8-K”). Exhibits filed herewith have been denoted by a pound sign (#).

EXHIBIT INDEX

Number	Description
*2.1	Agreement and Plan of Merger dated as of December 19, 2003, by and between THL
Bedding Company and Simmons Holdings, Inc. (2003 10-K)

*2.2	Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons
Company and Simmons Holdings, Inc. (2003 10-K)

*3.1	Amended and Restated Certificate of Incorporation of Simmons Company. (2005 S-4)

*3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of THL
Bedding Holding Company. (2005 S-4)

*3.1.2	Second Amended and Restated Articles of Incorporation of Simmons Company. (12/06/06 8-K)

*3.1.3	Third Amended and Restated Certificate of Incorporation of Simmons Company. (2/12/07 8-K)

*3.2	Certificate of Ownership and Merger of Simmons Company with and into Simmons
Holdings, Inc. (2003 10-K)

*3.2.1	The Merger Agreement dated February 7, 2007 by and among Simmons Holdco, Inc., Simmons Merger Company, and Simmons Company. (2/12/07 8-K)

*3.3	Amended and Restated By-laws of Simmons Company. (2005 S-4)

*4.1
Indenture (including form of note) dated as of December 19, 2003, among Simmons Bedding Company (f/k/a THL Bedding Company), the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee. (2003 10-K)

*4.1.1	Amendment No. 1 to Simmons Company Securityholders’ Agreement. (12/06/06 8-K)

*4.2	Indenture (including form of note) dated as of December 15, 2004 between Simmons Company and Wells Fargo Bank, National Association, as trustee. (2005 S-4)

*4.3	Exchange and Registration Rights Agreement dated December 15, 2004 among Simmons Company and the Initial Purchasers. (2005 S-4)

*10.3	Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and Simmons
Bedding, as Tenant, dated as of April 20, 2000, as amended. (9/30/00 10-Q)

*10.3.1	Second Amendment to Lease Agreement at Concourse between Teachers Concourse, LLC, as Landlord, and Simmons Bedding, as Tenant, dated as of October 6, 2006. (9/30/06 10-Q)

*10.4	Lease between Beaver Ruin Business Center-Phase V between St. Paul Properties,
Inc., as Landlord, and Simmons Bedding, as Tenant, dated as of October 19, 1994, as amended by Addendum to Lease, dated as of September 1, 1995. (1999 S-4)

*10.5	Loan Agreement, dated as of November 1, 1982, between the City of Janesville,
Wisconsin and Simmons Bedding, as successor by merger to Simmons Manufacturing
Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin
Industrial Development Revenue Bond, Series A. (1999 S-4)

*10.6	Loan Agreement between the City of Shawnee and Simmons Bedding relating to the
Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust
Company of Missouri, N.A., as Trustee, dated as of December 1, 1996 relating to
$5,000,000 Private Activity Revenue Bonds, Series 1996. (1999 S-4)

*10.7	Loan Agreement dated as of December 12, 1997 between Simmons Caribbean Bedding,
Inc. and Banco Santander Puerto Rico. (1999 S-4)

*10.8	Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002. (3/30/02 10-Q)

*10.8.1	First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001. (3/30/02 10-Q)

*10.9	Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997. (3/30/02 10-Q)

*10.9.1	First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.10	Stock Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons
Holdings, Inc., THL Bedding Company and the sellers named therein. (2003 10-K)

*10.11	ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons
Holdings, Inc., State Street Bank and Trust Company, solely in its capacity as trustee, of the Simmons Company Employee Stock Ownership Trust, and THL Bedding
Company. (2003 10-K)

*10.12	Amendment to Employee Stock Ownership Plan Trust Agreement dated as of
December 16, 2003, between Simmons Company and State Street Bank and Trust Company, as trustee under the Trust Agreement. (2003 10-K)

*10.13	Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC. (2003 10-K)

*10.14	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
THL Bedding Company and Charles R. Eitel. (2003 10-K)

*10.14.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Charles R. Eitel. (4/24/06 8-K)

*10.16	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
THL Bedding Company and William S. Creekmuir. (2003 10-K)

*10.16.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and William S. Creekmuir. (4/24/2006 8-K)

*10.17	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
THL Bedding Company and Rhonda C. Rousch. (2003 10-K)

10.17.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Rhonda C. Rousch. (4/24/06 8-K)

*10.18	Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding
Holding Company and the Persons named therein. (2003 10-K)

*10.19	THL Bedding Holding Company Equity Incentive Plan. (2003 10-K)

*10.19.1	Amended and Restated Simmons Company Equity Incentive Plan. (12/06/06 8-K)

*10.20	THL Bedding Holding Company Deferred Compensation Plan. (2003 10-K)

*10.21	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
Company, Simmons Company and Charles R. Eitel. (2003 10-K)

*10.21.1	Supplement to Employee Agreement dated December 7, 2005 between Charles R. Eitel and
Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

*10.23	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
Company, Simmons Company and William S. Creekmuir. (2003 10-K)

*10.23.1	Supplement to Employee Agreement dated December 9, 2005 between William S. Creekmuir and Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

*10.25	Management Subscription and Stock Purchase Agreement dated as of December 19, 2003, by and among THL Bedding Holding Company and the Persons named therein. (2003 10-K)

*10.26	Amended and Restated Credit and Guaranty Agreement, dated as of August 27, 2004, among
Simmons Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, Deutsche Bank AG, New

York Branch, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Documentation Agent, CIT Lending Services Corporation, as Co-Documentation Agent, and Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent. (9/02/04 8-K)

*10.26.1	First Amendment dated December 16, 2005 to the Amended and Restated Credit and
Guaranty Agreement dated as of August 27, 2004. (12/19/05 8-K)

*10.26.2
Second Amended and Restated Credit and Guaranty Agreement, dated as of May 25, 2006, among Simmons Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Lead Arranger and Syndication Agent, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Documentation Agent and Cit Lending Services Corporation, as Co-Documentation Agent. (5/31/06 8-K)

*10.26.3	First Amendment dated February 9, 2007 to the second amended and restated credit and guaranty agreement dated May 25, 2006. (2/12/07 8-K)

*10.27	Senior Unsecured Term Loan and Guaranty Agreement, dated December 19, 2003, among
THL Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman
Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication
Agent, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, and
Deutsche Bank AG, New York Branch, as Administrative Agent. (2003 10-K)

*10.28	Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc.,
Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of
Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement. (2003 10-K)

*10.29	Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.30	2002 Stock Option Plan. (2002 10-K)

*10.31	Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001. (3/30/02 10-Q).

*10.31.1	First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.32	Offer of Employment dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.32.1	Non-Compete Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.32.2	Relocation Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.33	Offer of Employment dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.33.1	Non-Compete Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.33.2	Relocation Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.34	General Release and Separation Agreement dated as of August 9, 2005, among Simmons
Bedding, Simmons Company and Robert W. Hellyer. (8/12/05 8-K)

*10.35	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Robert P. Burch. (9/21/05 8-K)

*10.35.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Robert P. Burch. (4/24/06 8-K)

*10.36	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Timothy F. Oakhill. (9/21/05 8-K)

*10.36.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, amending earlier agreement dated December 19, 2003, between Simmons Company and Timothy F. Oakhill. (4/24/06 8-K)

*10.36.2	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, amending earlier agreement dated September 9, 2005, between Simmons Company and Timothy F. Oakhill. (4/24/06 8-K)

*10.37	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Stephen G. Fendrich. (4/4/06 8-K)

*10.37.1	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, between Simmons Company and Stephen G. Fendrich. (4/24/06 8-K)

*10.38	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Kristen K. McGuffey. (4/6/06 8-K)

*10.38.1	Amended and Restated Restricted Stock Agreemented dated as of April 17, 2006, between Simmons Company and Kristen K. McGuffey. (4/24/06 8-K)

*10.39	Offer of Employment dated as of March 30, 2006, between Simmons Bedding and Kimberly A. Samon. (4/13/06 8-K)

*10.40	Non-Compete Agreement dated as of April 7, 2006, between Simmons Bedding and Kimberly A. Samon. (4/13/06 8-K)

*10.41	General Release and Separation Agreement dated as of March 31, 2006, among Simmons Bedding, Simmons Company and Rhonda C. Rousch. (4/19/06 8-K)

*10.42	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and Robin Burns-McNeill. (4/24/06 8-K)

*10.43	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and William P. Carmichael. (4/24/06 8-K)

*10.44	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and B. Joseph Messner. (4/24/06 8-K)

*10.45	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and David A. Jones. (4/24/06 8-K)

*10.46	Purchase Agreement by and among Simmons Bedding Company, Simmons Acquisition, Inc., SCI Income Trust and Simmons Canada Inc. dated as of September 20, 2006. (9/22/06 8-K)

*10.47	Restricted Stock Agreement dated as of May 4, 2006, between Simmons Company and Kimberly A. Samon. (4/1/06 10-Q)

*10.48	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Kristen K. McGuffey. (10/5/06 8-K)

*10.49	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Timothy F. Oakhill. (10/5/06 8-K)

*10.50	Employment Agreement dated as of November 10, 2006, among Simmons Company, Simmons Bedding Company and Gary S. Matthews. (9/30/06 10-Q)

*10.51	Management Subscription and Stock Purchase Agreement dated as of December 1, 2006, by and among Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.52	Restricted Stock Agreement dated as of December 1, 2006, between Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.53	Stock Option Agreement dated as of December 1, 2006, between Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.54	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Kimberly A. Samon. (10/5/06 8-K)

*10.55	Unit Purchase Agreement by and among ST San Diego, LLC, Sleep Country USA, Inc., SC Holdings, Inc. and Simmons Bedding Company. (7/1/06 10-Q)

#12.1	Computation of ratio of earnings to fixed charges

#21.1	Subsidiaries of Simmons Company. (2005 S-4)

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIMMONS COMPANY

SCHEDULE II — VALUATION ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal year ended December 30, 2006
Doubtful accounts	$1,661	$958	$652	$1,967
Discounts and returns, net	2,371	-	9	2,362
	$4,032	$958	$661	$4,329

Fiscal year ended December 31, 2005
Doubtful accounts	$2,488	$583	$1,410	$1,661
Discounts and returns, net	2,644	-	273	2,371
	$5,132	$583	$1,683	$4,032

Fiscal year ended December 25, 2004
Doubtful accounts	$2,920	$2,479	$2,911	$2,488
Discounts and returns, net	2,040	604	-	2,644
	$4,960	$3,083	$2,911	$5,132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY
(Registrant)
March 23, 2007	By: /s/ William S. Creekmuir
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

/s/ Charles R. Eitel	March 23, 2007
Charles R. Eitel, Chairman of the Board of Directors;
and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd M. Abbrecht	March 23, 2007
Todd M. Abbrecht, Director

/s/ William P. Carmichael	March 23, 2007
William P. Carmichael, Director

/s/ David A. Jones	March 23, 2007
David A. Jones, Director

/s/ B. Joseph Messner	March 23, 2007
B. Joseph Messner, Director

/s/ Scott A. Schoen	March 23, 2007
Scott A. Schoen, Director

/s/ George R. Taylor	March 23, 2007
George R. Taylor, Director

/s/ Mark F. Chambless	March 23, 2007
Mark F. Chambless, Vice President - Corporate
Controller and Assistant Secretary (Principal Accounting Officer)