Form 10-Q
period 2007-03-31
SIMMONS CO
filed 2007-05-15
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes: ☐  No: ☑

The number of shares of the registrant’s common stock outstanding as of May 15, 2007: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income
(In thousands)

`	Quarters Ended
	March 31,	April 1,
	2007	2006

Net sales	$267,406	$235,867
Cost of products sold	159,215	136,439
Gross profit	108,191	99,428

Operating expenses:
Selling, general and administrative expenses	84,708	70,906
Amortization of intangibles	1,479	1,417
Licensing revenues	(3,193)	(2,288)
	82,994	70,035

Operating income	25,197	29,393

Interest expense, net	18,389	19,176
Income before income taxes	6,808	10,217
Income tax expense	2,395	3,784
Net income	4,413	6,433

Other comprehensive income:
Foreign currency translation adjustment	1,254	44
Comprehensive income	$5,667	$6,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 30,
	2007	2006*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,973	$20,784
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $5,803 and $4,329	107,853	92,035
Inventories	32,258	26,718
Deferred income taxes	4,234	3,136
Prepaid expenses	10,690	10,426
Other current assets	9,854	8,997
Total current assets	175,862	162,096

Property, plant and equipment, net	74,481	73,185
Goodwill	526,997	512,818
Intangible assets, net	591,979	592,802
Other assets	37,540	32,753
Total assets	$1,406,859	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 30,
	2007	2006*
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$778	$778
Accounts payable	75,244	60,318
Accrued liabilities	66,440	74,594
Total current liabilities	142,462	135,690

Non-current liabilities:
Long-term debt	900,941	896,001
Deferred income taxes	181,238	177,692
Other	29,325	14,410
Total liabilities	1,253,966	1,223,793

Commitments and contingencies

Stockholder's equity:
Common stock, $.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,612	102,843
Retained earnings	53,621	51,961
Accumulated other comprehensive income	(1,341)	(2,595)
Treasury stock, at cost	-	(2,349)
Total stockholder's equity	152,893	149,861
Total liabilities and stockholder's equity	$1,406,859	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Quarters Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$4,413	$6,433
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	7,348	7,281
Provision for bad debts, net	1,474	442
Provision for deferred income taxes	1,934	3,322
Non-cash interest expense	5,556	5,569
Non-cash stock compensation expense	119	2
Net changes in operating assets and liabilities:
Accounts receivable	(17,040)	(3,585)
Inventories	(5,489)	4,019
Other current assets	(1,110)	(4,517)
Accounts payable	14,858	2,735
Accrued liabilities	(8,300)	(64)
Other, net	(9,157)	(1,325)
Net cash provided by (used in) operating activities	(5,394)	20,312

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,227)	(3,309)
Other, net	(96)	15
Net cash used in investing activities	(4,323)	(3,294)

Cash flows from financing activities:
Payments of senior credit facility, net	-	(19,933)
Payments of other debt	(141)	(54)
Proceeds from issuance of common stock	-	2
Purchase of common stock	(1)	(311)
Net cash used in financing activities	(142)	(20,296)

Net effect of exchange rate changes on cash	48	44
Change in cash and cash equivalents	(9,811)	(3,234)
Cash and cash equivalents, beginning of period	20,784	24,622
Cash and cash equivalents, end of period	$10,973	$21,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholder's Equity
(In thousands, except share amounts)

					Accumulated	Common
			Additional		Other	Stock	Total
	Common	Common	Paid-In	Retained	Comprehensive	Held In	Stockholder's
	Shares	Stock	Capital	Earnings	Income	Treasury	Equity

December 30, 2006 (audited)*	100	$1	$102,843	$51,961	$(2,595)	$(2,349)	$149,861
Net income	-	-	-	4,413	-	-	4,413
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	1,254	-	1,254
Comprehensive income				4,413	1,254	-	5,667
Effect of FIN 48 adoption (see Note D)	-	-	-	(2,753)	-	-	(2,753)
Purchase of treasury stock, at cost	-	-	-	-	-	(1)	(1)
Non-cash stock compensation expense	-	-	119	-	-	-	119
Retirement of treasury stock	-	-	(2,350)	-	-	2,350	-
March 31, 2007 (unaudited)	100	$1	$100,612	$53,621	$(1,341)	$-	$152,893

* Recast to give effect to the Merger (see Note B)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

A.  Basis of Presentation

Simmons Company is a holding company with no operating assets. Through its wholly-owned subsidiary THL-SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company. All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively “Simmons Bedding”). Simmons Company, together with its subsidiaries (collectively the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in North America.

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on December 30, 2006 (see Note D - Adoption of FIN 48).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of future results that may be expected for the fiscal year ending December 29, 2007 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B. Merger and Distribution to Stockholders

On February 9, 2007, Simmons Company completed a merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco, Inc. (“Simmons Holdco”) with Simmons Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco (the “Merger”). As a result of the Merger, the Company’s treasury stock and the issued and outstanding class A and class B common stock were retired and the Company issued 100 shares of new common stock with a $0.01 par value to Simmons Holdco. After the Merger, the ownership structure of Simmons Holdco was identical to the ownership structure of the Company prior to the Merger. The Merger was treated for accounting purposes as a recapitalization whereby the historical common stock and additional paid-in capital have been recast as if the Merger occurred retroactively.

In the Merger, class A stockholders of the Company also received merger consideration equal to their remaining invested capital plus a preferred return on their invested capital. Additionally, Simmons Holdco assumed the rights and obligations of the Company’s Equity Incentive Plan (“Incentive Plan”) and all restricted stock issuances and stock options granted under the Incentive Plan. Since the Incentive Plan provides a compensation incentive for the employees of the Company to perform services, the stock-based compensation expense related to the awards issued under the Incentive Plan are recorded as an expense of the Company and a contribution of capital to the Company by Simmons Holdco.

In connection with the Merger, Simmons Holdco borrowed $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund $278.3 million of merger consideration distributed to the Company’s then existing class A stockholders. For further information on the Toggle Loan see Note J - Commitments and Contingencies.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

C. Acquisition and Disposition

2006 Purchase of Simmons Canada Inc. (“Simmons Canada”)

On November 15, 2006, the Company acquired Simmons Canada Inc. (“Simmons Canada”), a former licensee of the Company that is one of the leading manufacturers of mattresses in Canada, for $113.1 million in cash (the “Canada Acquisition”). The Canada Acquisition was funded from cash on hand and borrowings on the Company’s revolving loan. Simmons Canada is now a wholly-owned indirect subsidiary of the Company and the results of operations of Simmons Canada have been included in the Company’s consolidated financial statements since the November 15, 2006 acquisition date.

    The Company recorded the Canada Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The fair values of the assets and liabilities assumed were determined based on, but not limited to, discounted expected future cash flows for trademarks and non-contractual customer relationships and current replacement costs for fixed assets.

    Additional costs related to the execution of the Company’s initial plans to restructure the Canadian operations to eliminate duplicate functions were not reflected in the preliminary purchase price allocation since the Company was in the process of finalizing decisions as to the organizational structure of the operations.  The Company finalized and executed parts of the restructuring plan in the first quarter of 2007. Severance costs of $0.8 million were recorded and paid during the first quarter of 2007 in connection with the plan. The Company is unable to reasonably estimate the costs to execute the remaining parts of the plan and has not reflected such costs in the revised purchase price allocation as of March 31, 2007. Once the restructuring costs can be reasonably estimated, the purchase price allocation will be finalized.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

       The following table summarizes the revised allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the adjustments made during the first quarter of 2007 (in thousands):

	Purchase Price Allocation
	December 30,		March 31,
	2006	Adjustments	2007
Current assets	$27,279	$-	$27,279
Property, plant and equipment	17,773	-	17,773
Goodwill	32,828	910	33,738
Other intangibles	62,802	-	62,802
Other assets	800	-	800
Total assets acquired	141,482	910	142,392
Current liabilities	(15,941)	(910)	(16,851)
Non-current liabilities	(12,442)	-	(12,442)
Total liabilities assumed	(28,383)	(910)	(29,293)
Purchase price net of cash acquired	$113,099	$-	$113,099

Adjustments to goodwill during the first quarter related principally to the recording of a severance accrual as a result of the execution of parts of the Company’s restructuring plan and the recording of additional transaction costs not recognized in the preliminary purchase price allocation.

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

2006 Sale of SCUSA

On August 29, 2006, the Company sold its subsidiary, SCUSA, to an affiliate of The Sleep Train, Inc. (“Sleep Train”) for net cash proceeds of $52.4 million (“SCUSA Disposition”). The Company recorded a net gain of $43.3 million. This disposition resulted in the Company selling all of its then existing retail bedding segment assets.

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

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Pro Forma Financial Data

    Assuming the Canada Acquisition and SCUSA Disposition occurred as of the beginning of the Company’s 2006 fiscal year, the Company’s pro forma net sales and pro forma net income were $246.7 million and $7.1 million, respectively, for the quarter ended April 1, 2006.

D.  Adoption of FIN 48

    On December 31, 2006 (the first day of fiscal year 2007), the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 provides a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take in a tax return. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between a tax position recognized under FIN 48 and the amount previously taken or expected to be taken in a company’s tax return.

    As a result of the implementation of FIN 48, the Company recorded a liability of approximately $18.3 million for several uncertain tax positions previously recognized as tax benefits, and also recorded a decrease in retained earnings of $2.8 million, an increase in goodwill of $12.9 million and an increase in deferred tax assets of $2.6 million.

    As of December 31, 2006, the total amount of unrecognized tax benefits was $21.4 million (stated at gross amounts).  Included within the balance of unrecognized tax benefits as of December 31, 2006 are $6.1 million of tax benefits (stated at net amounts) that, if recognized, would favorably impact the Company’s effective tax rate.

    As of March 31, 2007, the Company’s unrecognized tax benefits decreased by approximately $1.4 million primarily due to the reversal of timing differences; the reversal was recorded as a reduction in deferred tax assets established at December 31, 2006. The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

    The Company classifies interest and penalties related to uncertain income tax positions as income tax expense. As of December 31, 2006, the Company’s uncertain tax positions included accrued interest of $0.6 million and penalties of $0.3 million.

    The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

E.  Inventories

A summary of inventories follows (in thousands):

	March 31,	December 30,
	2007	2006
Raw materials	$21,322	$17,566
Work-in-progress	1,124	997
Finished goods	9,812	8,155
	$32,258	$26,718

F. Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2007 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 30, 2006	$480,790	$32,028	$512,818
Adoption of FIN 48 (see Note D)	11,474	1,454	12,928
Tax benefit allocated to reduce goodwill	(4)	-	(4)
Canada Acquisition adjustment (see Note C)	-	910	910
Foreign currency translation adjustment	-	345	345
Balance as of March 31, 2007	$492,260	$34,737	$526,997

G. Warranties

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

The following table presents a reconciliation of the Company’s warranty accrual for the quarters ended March 31, 2007 and April 1, 2006 (in thousands):

	March 31,	April 1,
	2007	2006
Balance at beginning of period	$3,668	$3,009
Additional warranties issued	543	624
Warranty settlements	(443)	(263)
Accruals related to pre-existing warranties (including change in estimate)	85	(100)
Balance at end of period	$3,853	$3,270

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
H. Long-Term Debt

A summary of long-term debt follows (in thousands):

	March 31,	December 30,
	2007	2006
Senior credit facility:
Revolving loan	$-	$-
Tranche D term loan	480,000	480,000
Total senior credit facility	480,000	480,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of $62,303 and $67,378	206,697	201,622
Other, including capital lease obligations	15,022	15,157
	901,719	896,779
Less current portion	(778)	(778)
	$900,941	$896,001

As of March 31, 2007, the Company had availability to borrow $65.2 million under the revolving loan after giving effect to $9.8 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.

The weighted average interest rate per annum in effect as of March 31, 2007 for the tranche D term loan was 7.4%.

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

As of March 31, 2007, the Company was in compliance with all of its financial covenants in its loan agreements.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
I. Segment Information

As a result of the Canada Acquisition and SCUSA Disposition (see Note C - Acquisition and Disposition), the Company has determined that it has two reportable segments organized by geographic area, Domestic (including Puerto Rico) and Canada. Both segments manufacture, sell and distribute premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry.

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

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

  The following table summarizes our segment information for the quarter ended March 31, 2007:

Quarter Ended March 31, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$238,002	$29,404	$-	$267,406
Intersegment net sales	225	-	(225)	-
Adjusted EBITDA	33,064	3,037	-	36,101
Depreciation and amortization expense	6,287	1,061	-	7,348
Expenditures for long-lived assets	3,816	411	-	4,227
Segment assets	1,375,379	147,467	(115,987)	1,406,859

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
Net income (loss)	$4,440	$(27)	$-	$4,413
Depreciation and amortization	6,287	1,061	-	7,348
Income taxes	2,429	(34)	-	2,395
Interest expense, net	16,603	1,786	-	18,389
Interest income	334	33	-	367
EBITDA	30,093	2,819	-	32,912
Reorganization expense including management severance	497	123	-	620
Management fees	465	-	-	465
Transaction related expenses	585	-	-	585
Non-cash stock compensation expense	119	-	-	119
Conversion costs associated with meeting new flammability standard	913	-	-	913
State taxes in lieu of income taxes	130	-	-	130
Other	262	95	-	357
Adjusted EBITDA	$33,064	$3,037	$-	$36,101

    Since the Company acquired its Canadian operations in November 2006, no segment information is presented for the quarter ended April 1, 2006.

J. Commitments and Contingencies

From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

The Company does not guarantee nor have any of its assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan. The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan. The Toggle Loan is not included in the financial statements of the Company.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
K. Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for the Company at the beginning of fiscal year 2008. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for the Company as of end of fiscal year 2007. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

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

L.  Guarantor / Non-Guarantor Statements

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Simmons Company and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are 100% owned by Simmons Bedding. The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 31, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(24,568)	$260,222	$31,977	$(225)	$267,406
Cost of products sold	-	628	136,658	22,154	(225)	159,215
Gross profit	-	(25,196)	123,564	9,823	-	108,191
Operating expenses:
Selling, general and administrative expenses	(10)	55,877	21,793	7,048	-	84,708
Amortization of intangibles	-	739	526	214	-	1,479
Intercompany fees	-	(89,646)	88,886	760	-	-
Licensing revenues	-	(297)	(2,731)	(165)	-	(3,193)
	(10)	(33,327)	108,474	7,857	-	82,994
Operating income	10	8,131	15,090	1,966	-	25,197
Interest expense, net	5,141	11,535	(97)	1,810	-	18,389
Income from subsidiaries	7,791	8,321	-	-	(16,112)	-
Income before income taxes	2,660	4,917	15,187	156	(16,112)	6,808
Income tax expense (benefit)	(1,753)	(2,874)	7,029	(7)	-	2,395
Net income	$4,413	$7,791	$8,158	$163	$(16,112)	$4,413

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended April 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(29,252)	$263,294	$1,825	$-	$235,867
Cost of products sold	-	815	134,297	1,327	-	136,439
Gross profit	-	(30,067)	128,997	498	-	99,428
Operating expenses:
Selling, general and administrative expenses	24	42,624	27,845	413	-	70,906
Amortization of intangibles	-	807	610	-	-	1,417
Intercompany fees	-	(78,176)	78,015	161	-	-
Licensing revenues	-	(278)	(1,833)	(177)	-	(2,288)
	24	(35,023)	104,637	397	-	70,035
Operating income (loss)	(24)	4,956	24,360	101	-	29,393
Interest expense, net	4,658	14,279	212	27	-	19,176
Income from subsidiaries	9,372	15,805	-	-	(25,177)	-
Income before income taxes	4,690	6,482	24,148	74	(25,177)	10,217
Income tax expense (benefit)	(1,743)	(2,890)	8,368	49	-	3,784
Net income	$6,433	$9,372	$15,780	$25	$(25,177)	$6,433

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of March 31, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,004	$2,466	$5,503	$-	$10,973
Accounts receivable	-	-	83,058	24,854	(59)	107,853
Inventories	-	-	27,201	5,057	-	32,258
Other	-	10,947	11,142	2,689	-	24,778
Total current assets	-	13,951	123,867	38,103	(59)	175,862
Property, plant and equipment, net	-	16,713	36,029	21,739	-	74,481
Goodwill and other intangibles, net	-	74,241	948,327	96,408	-	1,118,976
Other assets	24,183	109,017	880	1,021	(97,561)	37,540
Net investment in and advances to (from) affiliates	335,541	861,992	260,863	(1,900)	(1,456,496)	-
Total assets	$359,724	$1,075,914	$1,369,966	$155,371	$(1,554,116)	$1,406,859

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	134	43,970	83,222	17,184	(2,826)	141,684
Total current liabilities	134	43,970	83,422	17,762	(2,826)	142,462
Long-term debt	206,697	680,000	12,900	75,073	(73,729)	900,941
Deferred income taxes	-	12,111	177,384	12,808	(21,065)	181,238
Other non-current liabilities	-	21,029	4,590	4,845	(1,139)	29,325
Total liabilities	206,831	757,110	278,296	110,488	(98,759)	1,253,966
Stockholder's equity	152,893	318,804	1,091,670	44,883	(1,455,357)	152,893
Total liabilities and stockholder's equity	$359,724	$1,075,914	$1,369,966	$155,371	$(1,554,116)	$1,406,859

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$9,841	$5,606	$5,337	$-	$20,784
Accounts receivable	-	-	70,415	21,666	(46)	92,035
Inventories	-	-	22,375	4,343	-	26,718
Other	-	9,834	9,537	3,188	-	22,559
Total current assets	-	19,675	107,933	34,534	(46)	162,096
Property, plant and equipment, net	-	14,599	36,687	21,899	-	73,185
Goodwill and other intangibles, net	-	63,899	948,464	93,257	-	1,105,620
Other assets	3,183	101,074	1,220	1,134	(73,858)	32,753
Net investment in and advances to (from) affiliates	329,182	894,615	231,935	(1,487)	(1,454,245)	-
	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	194	54,621	66,156	14,906	(965)	134,912
Total current liabilities	194	54,621	66,356	15,484	(965)	135,690
Long-term debt	201,622	680,000	12,900	74,418	(72,939)	896,001
Deferred income taxes	(19,312)	13,779	170,562	12,663	-	177,692
Other non-current liabilities	-	9,312	2,613	2,485	-	14,410
Total liabilities	182,504	757,712	252,431	105,050	(73,904)	1,223,793
Stockholder's equity	149,861	336,150	1,073,808	44,287	(1,454,245)	149,861
	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 31, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$68	$(21,737)	$15,805	$470	$-	$(5,394)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,970)	(729)	(528)	-	(4,227)
Other, net	-	-	-	(96)	-	(96)
Net cash used in investing activities	-	(2,970)	(729)	(624)	-	(4,323)
Cash flows from financing activities:
Payment of other long-term obligations	-	-	-	(141)	-	(141)
Purchase of treasury stock	(1)	-	-	-	-	(1)
Receipt from (distribution to) affiliates	(67)	17,870	(18,216)	413	-	-
Net cash provided by (used in) financing activities	(68)	17,870	(18,216)	272	-	(142)
Net effect of exchange rate changes	-	-	-	48	-	48
Change in cash and cash equivalents	-	(6,837)	(3,140)	166	-	(9,811)
Cash and cash equivalents:
Beginning of period	-	9,841	5,606	5,337	-	20,784
End of period	$-	$3,004	$2,466	$5,503	$-	$10,973

Simmons Company and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended April 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(31)	$(32,268)	$52,767	$(156)	-	$20,312
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,366)	(943)	-		(3,309)
Other	-	-	15	-	-	15
Net cash used in investing activities	-	(2,366)	(928)	-	-	(3,294)
Cash flows from financing activities:
Proceeds from issuance of common stock	2	-	-	-	-	2
Repayment of long-term obligations	-	(19,933)	-	(54)	-	(19,987)
Purchase of treasury stock	(311)	-	-	-	-	(311)
Receipt from (distribution to) affiliates	340	52,497	(52,300)	(537)	-	-
Net cash provided by (used in) financing activities	31	32,564	(52,300)	(591)	-	(20,296)
Net effect of exchange rate changes	-	-	-	44	-	44
Change in cash and cash equivalents	-	(2,070)	(461)	(703)	-	(3,234)
Cash and cash equivalents:
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$17,753	$968	$2,667	$-	$21,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 30, 2006, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

Recent Events

On May 8, 2007, Gary S. Matthews announced his resignation from the position of President of Simmons Company and its operating subsidiaries (the “Company”).  Mr. Matthews cited personal reasons for his resignation. Mr. Matthews last day with the Company has not been determined. Mr. Matthews’ responsibilities have been assumed by our chief executive officer, Charles R. Eitel. We currently do not anticipate replacing Mr. Matthews.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended
	March 31,	April 1,
	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	59.5%	57.8%
Gross margin	40.5%	42.2%

Operating expenses:
Selling, general and administrative expenses	31.7%	30.1%
Amortization of intangibles	0.6%	0.6%
Licensing revenues	-1.2%	-1.0%
	31.1%	29.7%

Operating income	9.4%	12.5%

Interest expense, net	6.9%	8.1%
Income before income taxes	2.5%	4.4%
Income tax expense	0.9%	1.6%
Net income	1.6%	2.8%

Quarter Ended March 31, 2007 as Compared to the Quarter Ended April 1, 2006

  Net Sales.  Our net sales increased $31.5 million, or 13.4%, to $267.4 million for the quarter ended March 31, 2007 compared to $235.9 million for quarter ended April 1, 2006.  Our net sales for the quarter ended April 1, 2006 included $18.9 million of sales of our former retail operations (net of eliminations between our wholesale and retail operations), which were sold in August 2006. Exclusive of the net sales associated with our former retail operations, our net sales increased $50.5 million, or 23.3%, to $267.4 million for the quarter ended March 31, 2007 compared to $216.9 million during the same period of 2006.  Our Domestic segment net sales (exclusive of the net sales associated with our retail operations) increased $21.3 million, or 9.8%, to $238.2 million for the quarter ended March 31, 2007 compared to the same period of 2006. This sales increase occurred principally due to an increase in our domestic conventional bedding unit volume of 11.2%, or approximately $26.4 million, compared to the same period of 2006.  Our domestic unit volume increased principally due to strong demand for our Beautyrest® products and new floor sample shipments.  Domestic net sales were negatively impacted during the quarter ended March 31, 2007 by a decrease in conventional bedding average unit selling price ("AUSP") of 3.1%, or $8.1 million, compared to the same period in 2006.  Our domestic conventional bedding AUSP decreased in the first quarter of 2007 principally due to a shift in customer and product sales mix compared to the same period of 2006.

    For each of the quarters ended March 31, 2007 and April 1, 2006, our net sales reflect a reduction of $26.9 million for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. As a percentage of our sales, these cash payments decreased 1.1 percentage points for the quarter ended March 31, 2007 compared to the same period of 2006 due to less co-op advertising expenditures being classified as a reduction of sales versus a selling expense.  As a percentage of sales and exclusive of our former retail operations, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, were down 2.0 percentage points for the quarter ended March 31, 2007 compared to the same period of 2006.  Our overall co-op advertising expenditures decreased as a result of the shift in our customer and product sales mix.

    Gross Margin.  Our consolidated gross margin for the quarter ended March 31, 2007 decreased 1.7 percentage points to 40.5% compared to 42.2% for the quarter ended April 1, 2006. Our consolidated gross margin declined principally due to the sale of our former retail operations in August 2006, which generated higher gross margins.  Exclusive of our former retail operations, our gross margin increased 0.4 percentage points to 40.5% for quarter ended March 31, 2007 compared to 40.1% for the same period of 2006. Our Domestic segment gross margin (exclusive of our former retail operations) increased 1.6 percentage points to 41.7% for the quarter ended March 31, 2007 compared to the same period of 2006. The improvement in domestic gross margin for the quarter ended March 31, 2007 compared to the same period of 2006 was principally due to (i) less payments to dealers as a percent of sales classified as a reduction of sales (see discussion under “Net Sales”) and (ii) a 3.1% decrease in our conventional bedding material cost per unit as a result of the realization of material cost savings projects implemented throughout 2006 and a change in sales mix to products with lower material content. Partially offsetting this improvement, our domestic conventional bedding labor and overhead cost per unit increased 3.5% for the quarter ended March 31, 2007 compared to the same period of 2006 principally due to manufacturing inefficiencies resulting from the transition to the new Beautyrest® 2007 product line. We incurred approximately $2.7 million of incremental labor and overhead costs associated with the roll out of the new domestic product line.

    Selling, General and Administrative Expenses (“SG&A”). Our SG&A as a percentage of net sales increased 1.6 percentage points to 31.7% for the quarter ended March 31, 2007 compared to 30.1% for the quarter ended April 1, 2006. Our SG&A as a percent of net sales increased for the quarter ended March 31, 2007 compared to the same period of 2006 due primarily to (i) the incurrence of approximately $8.6 million of costs associated with the roll out of the new Beautyrest® 2007 product line and (ii) the classification of $5.8 million more of co-op advertising expenditures as a selling expense as discussed above under “Net Sales”.

Amortization of Intangibles.  For the quarter ended March 31, 2007, amortization of intangibles increased $0.1 million to $1.5 million from $1.4 million for the quarter ended April 1, 2006.

Licensing Revenues.  For the quarter ended March 31, 2007, licensing revenues increased $0.9 million to $3.2 million from $2.3 million for the quarter ended April 1, 2006. Our licensing revenues increased principally due to the recognition of $1.0 million of revenue associated with sales audits of certain licensees.

Interest Expense, Net.  For the quarter ended March 31, 2007, interest expense decreased $0.8 million to $18.4 million from $19.2 million for the quarter ended April 1, 2006. Interest expense decreased due primarily to lower average outstanding borrowings and reduced interest rate margins, partially offset by higher LIBOR base rates on our senior credit facility. Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, was $5.6 million for each of the quarters ended March 31, 2007 and April 1, 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rates for the quarter ended March 31, 2007 and the quarter ended April 1, 2006 of 35.2% and 37.0%, respectively, differ from the federal statutory rate of 35.0% primarily due to state income tax expense.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility. Restrictive covenants in our debt agreements restrict our ability to pay cash dividends and make other distributions. Our primary use of funds consists of payments of funding for working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, distributions to service Simmons Holdco debt and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.

    Capital expenditures totaled $4.2 million for the quarter ended March 31, 2007. We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs. We anticipate our capital expenditures to increase throughout 2007 to be approximately $26 million as a result of upgrading our management information systems, additional equipment for our domestic operations to meet strong demand, and the capital requirements for our new Canadian operations.

    Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt. Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards. We expect to again pay minimal income taxes in 2007.

    The following table summarizes our changes in cash (in millions):

	Quarters Ended
	March 31,	April 1,
	2007	2006
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(5.4)	$20.3
Investing activities	(4.3)	(3.3)
Financing activities	(0.1)	(20.3)
Decrease in cash and cash equivalents	(9.8)	(3.2)
Cash and cash equivalents:
Beginning of period	20.8	24.6
End of period	$11.0	$21.4

Quarter Ended March 31, 2007 as Compared to Quarter Ended April 1, 2006

Cash flows provided by (used in) Operating Activities. Our cash flows from operating activities decreased $25.7 million for the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006 primarily due to our increase in working capital resulting from our sales growth combined with costs to roll out our new Beautyrest® 2007 product line. Our working capital, as a percentage of last twelve months net sales, increased to 2.3% as of March 31, 2007 compared to 2.0% as of April 1, 2006.

Cash flows used in Investing Activities. Our cash flows used in investing activities increased $1.0 million for the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006. Our expenditures for property, plant and equipment for the quarter ended March 31, 2007 were $0.9 million more than such expenditures during the same period of 2006 principally due to an ongoing upgrade of our domestic management information system.

Cash flows used in Financing Activities. Our cash flows used in financing activities decreased $20.2 million during the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006. This decrease was principally due to our not making voluntary payments on our senior credit facility in the first quarter of 2007, whereas we made such payments in 2006.

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

    The senior credit facility, as amended, bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25%
Tranche D term loan	2.00%	1.00%

    The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio. The weighted average interest rate per annum in effect as of March 31, 2007 for the tranche D term loan was 7.43%.

    The tranche D term loan has a mandatory principal payment of $0.3 million in September 2008 and quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011. Depending on Simmons Bedding’s leverage ratio, we may be required to prepay a portion of the tranche D term loan with up to 50% of our excess cash flows (as defined in the senior credit facility) from each fiscal year. We were not required to prepay a portion of the tranche D term loan in fiscal year 2007 as a result of our fiscal year 2006 excess cash flows having been reinvested, as defined in the senior credit facility.

    The senior credit facility, as amended, requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage and total leverage ratios. The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The financial covenants, as amended, are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.00:1.00 for March 31, 2007; 2.15:1.00 from June 30, 2007 through September 30, 2007; and 2.25:1.00 for December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.60:1.00 for March 31, 2007; 5.25:1.00 for June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

    As of March 31, 2007, we were in compliance with all of our financial covenants in our loan agreements.

Senior Subordinated Notes

    In December 2003 we issued $200.0 million of 7.875% senior subordinated notes due 2014 (the “Subordinated Notes”). The Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

    The Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

    The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock. We were in compliance with such covenants as of March 31, 2007.

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

Debt Covenants

    Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of March 31, 2007. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. We may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to cash interest expense (cash interest coverage ratio) and net debt to Adjusted EBITDA (leverage ratio), all as defined in the senior credit facility. There is also a maximum capital expenditure limitation in the senior credit facility. The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions. The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

     The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of March 31, 2007 (dollar amounts in millions, except ratios). The terms and related calculations are defined in the senior credit facility:

Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended adjusted EBITDA(1)	$157.9
Simmons Bedding cash interest expense(2)	$53.6
Actual interest coverage ratio(3)	2.94x
Minimum permitted interest coverage ratio	2.00x

Calculation of maximum leverage ratio:
Simmons Company indebtedness	$901.7
Less: 10% senior discount notes	206.7
Simmons Bedding indebtedness	695.0
Less: Simmons Bedding cash and cash equivalents	11.0
Simmons Bedding net debt	$684.0
Simmons Bedding twelve months ended adjusted EBITDA(1)	$157.9
Actual leverage ratio(4)	4.33x
Maximum permitted leverage ratio	5.60x

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

    The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2007 (in millions):

Net income	$45.6
Depreciation and amortization	28.8
Income taxes	23.0
Interest expense, net	79.1
Interest income	1.6
EBITDA	$178.1

Proforma effect of SCUSA Disposition(a)	(44.9)
Proforma effect of Canada Acquisition(b)	12.8
Reorganization expenses including management severance	3.9
Management fees	1.7
Transaction related expenses	2.3
Non-cash stock compensation expense	0.9
Conversion costs associated with meeting new flammability standard	1.6
State taxes in lieu of income taxes	0.6
Other, including expenses at Holdings	0.9
$157.9

(a)
This adjustment removes the EBITDA of SCUSA that is included in our consolidated EBITDA prior to our disposition of the entity and the $43.3 million gain recognized on the disposition; and includes the last twelve months effect of savings generated from a new dealer agreement executed in connection with the sale of  SCUSA.

(b)
This adjustment includes the EBITDA of Canada, not already reflected in our consolidated EBITDA, for the twelve months ended March 31, 2007 as though we purchased the entity as of the beginning of the fiscal year and also includes $3.8 million of unrealized synergies that management anticipates will be achieved as a result of the Canada Acquisition.

(2) A calculation of consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended March 31, 2007 (in millions):

Simmons Company interest expense, net	$79.1
Less: Simmons Company non-cash interest expense	(19.5)
Simmons Bedding interest expense, net	59.6
Add: Simmons Bedding interest income	1.6
Less: Call premium included in interest expense	(0.7)
Simmons Bedding gross interest expense	60.4
Less: Simmons Bedding non-cash interest expense	(6.8)
$53.6

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.
(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Seasonality/Other

    Our third quarter sales are typically higher than sales for our other fiscal quarters. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for us at the beginning of fiscal year 2008. We are currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

    In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for us as of end of fiscal year 2007. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and results of operations.

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

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products and the future costs to roll out such products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	our future acquisitions;

•	our ability to successfully integrate Simmons Canada into our operations;

•	our ability to achieve the expected benefits from any personnel realignments; and

•	other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information relative to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in Item 7A of our Annual Report on form 10-K for the fiscal year ended December 30, 2006.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar). Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations. The potential loss in fair value on forward contracts outstanding as of March 31, 2007, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts. As of March 31, 2007, we had forward contracts to sell a total of $6.1 million Canadian dollars with expiration dates ranging from April 9, 2007 to December 17, 2007. As of March 31, 2007, the fair value of our net asset under the forward contracts was $0.1 million. We do not apply hedge accounting to our forward contracts, therefore the contracts are marked-to-market as of each reporting date through earnings.

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

On March 31, 2007, we had floating rate debt of $485.3 million. All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before taxes by $0.8 million in 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note J to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors outlined in its annual report filed with the Commission on form 10-K on March 23, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

   By written consent of our stockholders on February 9, 2007, the stockholders of Simmons Company approved the merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco with Simmons Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco. The Company had 4,392,443 shares voted, of which 4,392,206 votes approved the Merger, 237 votes against or withheld, and 113,137 abstentions.

Item 5. Other Information

None

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	May 15, 2007