Form 10-Q
period 2007-06-30
SIMMONS CO
filed 2007-08-14
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer: ☐                                                                           Accelerated filer: ☐Non-accelerated filer:  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of August 14, 2007: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income
(In thousands)

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$277,871	$241,202	$545,277	$477,069
Cost of products sold	171,787	132,051	331,002	268,490
Gross profit	106,084	109,151	214,275	208,579

Operating expenses:
Selling, general and administrative expenses	86,109	81,633	170,817	152,539
Amortization of intangibles	1,493	1,417	2,972	2,834
Licensing revenues	(2,121)	(2,012)	(5,314)	(4,300)
	85,481	81,038	168,475	151,073

Operating income	20,603	28,113	45,800	57,506

Interest expense, net	19,258	24,715	37,647	43,891
Income before income taxes	1,345	3,398	8,153	13,615
Income tax expense	361	1,337	2,756	5,121
Net income	984	2,061	5,397	8,494

Other comprehensive income:
Foreign currency translation adjustment	9,981	71	11,235	115
Comprehensive income	$10,965	$2,132	$16,632	$8,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 30,
	2007	2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,251	$20,784
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $5,913 and $4,329	124,108	92,035
Inventories	33,405	26,718
Deferred income taxes	4,453	3,136
Prepaid expenses	9,016	10,426
Other current assets	10,681	8,997
Total current assets	198,914	162,096

Property, plant and equipment, net	79,174	73,185
Goodwill	536,001	512,818
Intangible assets, net	601,963	592,802
Other assets	39,116	32,753
Total assets	$1,455,168	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 30,
	2007	2006*
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$778	$778
Accounts payable	77,237	60,318
Accrued liabilities	81,578	74,594
Total current liabilities	159,593	135,690

Non-current liabilities:
Long-term debt	919,486	896,001
Deferred income taxes	186,515	177,692
Other	25,649	14,410
Total liabilities	1,291,243	1,223,793

Commitments and contingencies

Stockholder's equity:
Common stock, $.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,679	102,843
Retained earnings	54,605	51,961
Accumulated other comprehensive income (loss)	8,640	(2,595)
Treasury stock, at cost	-	(2,349)
Total stockholder's equity	163,925	149,861
Total liabilities and stockholder's equity	$1,455,168	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$5,397	$8,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,691	14,057
Provision for bad debts, net	1,584	868
Provision for deferred income taxes	1,714	4,528
Non-cash interest expense	11,197	16,629
Non-cash stock compensation expense	186	517
Net changes in operating assets and liabilities:
Accounts receivable	(31,532)	(13,330)
Inventories	(5,922)	4,209
Other current assets	(137)	(682)
Accounts payable	16,484	7,366
Accrued liabilities	4,567	1,058
Other, net	(12,293)	(2,470)
Net cash provided by operating activities	5,936	41,244

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,571)	(5,776)
Acquisition of certain assets of Comfor Products, Inc.	(12,817)	-
Net cash used in investing activities	(23,388)	(5,776)

Cash flows from financing activities:
Borrowings on revolving loan	13,500	-
Borrowings on tranche D term loan, net	-	480,000
Repayment of tranche C term loan	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)
Payments of other debt, net	(300)	(106)
Payments of financing fees	-	(973)
Purchase of common stock	(1)	(311)
Net cash provided by (used in) financing activities	13,199	(31,323)

Net effect of exchange rate changes on cash	720	115
Change in cash and cash equivalents	(3,533)	4,260
Cash and cash equivalents, beginning of period	20,784	24,622
Cash and cash equivalents, end of period	$17,251	$28,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share amounts)

					Accumulated	Common
			Additional		Other	Stock	Total
	Common	Common	Paid-In	Retained	Comprehensive	Held In	Stockholder's
	Shares	Stock	Capital	Earnings	Income	Treasury	Equity

December 30, 2006 (audited)*	100	$1	$102,843	$51,961	$(2,595)	$(2,349)	$149,861
Net income	-	-	-	5,397	-	-	5,397
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	11,235	-	11,235
Comprehensive income				5,397	11,235	-	16,632
Effect of FIN 48 adoption (see Note D)	-	-	-	(2,753)	-	-	(2,753)
Purchase of treasury stock, at cost	-	-	-	-	-	(1)	(1)
Non-cash stock compensation expense	-	-	186	-	-	-	186
Retirement of treasury stock	-	-	(2,350)	-	-	2,350	-
June 30, 2007 (unaudited)	100	$1	$100,679	$54,605	$8,640	$-	$163,925

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

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 30, 2006 (See Note D – Adoption of FIN 48).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  Operating results for the periods ended June 30, 2007 are not necessarily indicative of future results that may be expected for the fiscal year ending December 29, 2007 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.           Merger and Distribution to Stockholders

On February 9, 2007, Simmons Company completed a merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco, Inc. (“Simmons Holdco”), with Simmons Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco (the “Merger”).  As a result of the Merger, the Company’s treasury stock and the issued and outstanding class A and class B common stock were retired and the Company issued 100 shares of new common stock with a $0.01 par value to Simmons Holdco.  After the Merger, the ownership structure of Simmons Holdco was identical to the ownership structure of the Company prior to the Merger.   The Merger was treated for accounting purposes as a recapitalization whereby the historical common stock and additional paid-in capital have been recast as if the Merger occurred retroactively.

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

In connection with the Merger, Simmons Holdco borrowed $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund $278.3 million of merger consideration distributed to the Company’s then existing class A stockholders.  For further information on the Toggle Loan see Note J – Commitments and Contingencies.

C.           Acquisition and Disposition

2007 Purchase of Certain Assets of Comfor Products, Inc. (“Comfor Products”)

On June 29, 2007, the Company acquired certain assets of Comfor Products (“ComforPedic Acquisition”), a specialty producer of memory foam mattresses and pillows, for $12.8 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance.  The Company will market and sell memory foam mattresses and pillows under the ComforPedic by SimmonsTM brand name.

The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.  The purchase price allocation will be adjusted when the contingencies are resolved.

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

Additional costs related to the execution of the Company’s initial plans to restructure the Canadian operations to eliminate duplicate functions were not reflected in the preliminary purchase price allocation since the Company was in the process of finalizing decisions as to the organizational structure of the operations.  The Company finalized and executed parts of the restructuring plan during the first six months of 2007.  Severance costs of $1.3 million were recorded during the first six months of 2007 in connection with the plan.  The Company is unable to reasonably estimate the costs to execute the remaining parts of the plan and has not reflected such costs in the revised purchase price allocation as of June 30, 2007.  Once the restructuring costs can be reasonably estimated, the purchase price allocation will be finalized.

        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

The following table summarizes the revised allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the adjustments made during the first six months of 2007 (in thousands):

	Purchase Price Allocation
	December 30, 2006	Adjustments	June 30, 2007
Current assets	$27,279	$-	$27,279
Property, plant and equipment	17,773	-	17,773
Goodwill	32,828	993	33,821
Other intangibles	62,802	-	62,802
Other assets	800	-	800
Total assets acquired	141,482	993	142,475
Current liabilities	(15,941)	(1,418)	(17,359)
Non-current liabilities	(12,442)	425	(12,017)
Total liabilities assumed	(28,383)	(993)	(29,376)
Purchase price net of cash acquired	$113,099	$-	$113,099

Adjustments to goodwill during the first six months related principally to the recording of a severance accrual as a result of the execution of parts of the Company’s restructuring plan and the recording of additional transaction costs not recognized in the preliminary purchase price allocation.

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

2006 Sale of Sleep Country USA, LLC ("SCUSA")

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

Pro Forma Financial Data

The ComforPedic Acquisition is not considered significant to the Company's balance sheet and statement of operations; therefore, pro forma information has not been presented.

Assuming the Canada Acquisition and SCUSA Disposition occurred as of the beginning of the Company’s 2006 fiscal year, the Company’s pro forma net sales and pro forma net income for the quarter and six months ended July 1, 2006 are summarized in the following table (in thousands):

	Quarter	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006
	(Unaudited)
Net Sales	$254,174	$500,833
Net Income	3,547	10,634

        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

D.            Adoption of FIN 48

On December 31, 2006 (the first day of fiscal year 2007), the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 provides a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take in a tax return.  Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  FIN 48 requires companies to accrue interest on the difference between a tax position recognized under FIN 48 and the amount previously taken or expected to be taken in a company’s tax return.

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

As of June 30, 2007, the Company’s unrecognized tax benefits decreased by approximately $0.9 million due to the reversal of timing differences, partially offset by recurring uncertain tax positions.  The net change was recorded as a reduction in deferred tax assets established at December 31, 2006.  The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest and penalties related to uncertain income tax positions as income tax expense.  As of June 30, 2007, the Company’s uncertain tax positions included accrued interest of $0.7 million and penalties of $0.4 million.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

E.           Inventories

A summary of inventories follows (in thousands):

	June 30,	December 30,
	2007	2006
Raw materials	$21,942	$17,566
Work-in-progress	1,169	997
Finished goods	10,294	8,155
	$33,405	$26,718

F.           Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 30, 2006	$480,790	$32,028	$512,818
Adoption of FIN 48 (see Note D)	11,474	1,438	12,912
Tax benefit allocated to reduce goodwill	(8)	-	(8)
Canada Acquisition adjustments (see Note C)	-	993	993
Purchase of certain assets of Comfor Products, Inc.	6,017	-	6,017
Foreign currency translation adjustment	-	3,269	3,269
Balance as of June 30, 2007	$498,273	$37,728	$536,001

        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

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

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended June 30, 2007 and July 1, 2006 (in thousands):

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Balance at beginning of period	$3,853	$3,091	$3,668	$3,009
Additional warranties issued	739	429	1,278	1,054
Accruals related to pre-existing warranties (including change in estimate)	(85)	(136)	10	(236)
Warranty settlements	(499)	(441)	(948)	(884)
Balance at end of period	$4,008	$2,943	$4,008	$2,943

H.           Long-Term Debt

A summary of long-term debt follows (in thousands):

	June 30,	December 30,
	2007	2006
Senior credit facility:
Revolving loan	$13,500	$-
Tranche D term loan	480,000	480,000
Total senior credit facility	493,500	480,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of $57,150 and $67,378	211,850	201,622
Other, including capital lease obligations	14,914	15,157
	920,264	896,779
Less current portion	(778)	(778)
	$919,486	$896,001

The Company has a $75 million revolving credit facility which can be used for borrowings and letters of credit.  At June 30, 2007, amounts outstanding under the revolving credit facility were $13.5 million and the Company had approximately $51.7 million available to borrow after taking into account $9.8 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.

The weighted average interest rate per annum in effect as of June 30, 2007 for the senior credit facility was 7.5%.

As of June 30, 2007, the Company was in compliance with all of its financial covenants in its loan agreements.

I.            Segment Information

As a result of the Canada Acquisition and SCUSA Disposition (see Note C – Acquisition and Disposition), the Company has determined that it has two reportable segments organized by geographic area, Domestic (including Puerto Rico) and Canada.  Both segments manufacture, sell and distribute premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry.

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

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

The following table summarizes our segment information for the periods ended June 30, 2007:

Quarter Ended June 30, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$245,070	$32,801	$-	$277,871
Intersegment net sales	207	-	(207)	-
Adjusted EBITDA	27,056	6,098	-	33,154
Depreciation and amortization expense	6,166	1,177	-	7,343
Expenditures for long-lived assets	6,197	147	-	6,344
Segment assets	1,416,674	162,891	(124,397)	1,455,168

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(826)	$1,810	$-	$984
Depreciation and amortization	6,166	1,177	-	7,343
Income taxes	(319)	680	-	361
Interest expense, net	17,369	1,889	-	19,258
Interest income	45	52	-	97
Reorganization expense including management severance	1,338	-	-	1,338
Conversion costs associated with meeting new flammability standard	1,069	-	-	1,069
Transaction related expenses	1,054	-	-	1,054
Non-cash loss on foreign currency contract	-	490		490
Management fees	488	-	-	488
State taxes in lieu of income taxes	150	-	-	150
Non-cash stock compensation expense	67	-	-	67
Other	455	-	-	455
Adjusted EBITDA	$27,056	$6,098	$-	$33,154

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$483,072	$62,205	$-	$545,277
Intersegment net sales	432	-	(432)	-
Adjusted EBITDA	60,119	9,136	-	69,255
Depreciation and amortization expense	12,453	2,238	-	14,691
Expenditures for long-lived assets	10,013	558	-	10,571

Reconciliation of net income to Adjusted EBITDA:
Net income	$3,613	$1,784	$-	$5,397
Depreciation and amortization	12,453	2,238	-	14,691
Income taxes	2,110	646	-	2,756
Interest expense, net	33,972	3,675	-	37,647
Interest income	379	85	-	464
Reorganization expense including management severance	1,835	123	-	1,958
Conversion costs associated with meeting new flammability standard	1,982	-	-	1,982
Transaction related expenses	1,639	-	-	1,639
Management fees	953	-	-	953
Non-cash loss on foreign currency contract	-	585		585
State taxes in lieu of income taxes	280	-	-	280
Non-cash stock compensation expense	186	-	-	186
Other	717	-	-	717
Adjusted EBITDA	$60,119	$9,136	$-	$69,255

Since the Company acquired its Canadian operations in November 2006, no segment information is presented for the quarter and six months ended June 30, 2006.

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

The Company does not guarantee nor have any of its assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan.  Simmons Holdco has elected to pay its interest payments due in August 2007 and February 2008 in cash.  The Toggle Loan is not included in the financial statements of the Company.

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

        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

L.           Guarantor/Non-Guarantor Statements

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

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 30, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(32,671)	$275,592	$35,157	$(207)	$277,871
Cost of products sold	-	699	147,562	23,733	(207)	171,787
Gross profit	-	(33,370)	128,030	11,424	-	106,084
Operating expenses:
Selling, general and administrative expenses	4	59,170	20,769	6,166	-	86,109
Amortization of intangibles	-	738	526	229	-	1,493
Intercompany fees	-	(98,804)	98,046	758	-	-
Licensing revenues	-	(298)	(1,634)	(189)	-	(2,121)
	4	(39,194)	117,707	6,964	-	85,481
Operating income (loss)	(4)	5,824	10,323	4,460	-	20,603
Interest expense, net	5,220	11,895	211	1,932	-	19,258
Income from subsidiaries	6,076	10,683	-	-	(16,759)	-
Income before income taxes	852	4,612	10,112	2,528	(16,759)	1,345
Income tax expense (benefit)	(132)	(1,464)	1,278	679	-	361
Net income	$984	$6,076	$8,834	$1,849	$(16,759)	$984

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(22,487)	$261,469	$2,220	$-	$241,202
Cost of products sold	-	862	129,484	1,705	-	132,051
Gross profit	-	(23,349)	131,985	515	-	109,151
Operating expenses:
Selling, general and administrative expenses	44	50,580	30,623	386	-	81,633
Amortization of intangibles	-	807	610	-	-	1,417
Intercompany fees	-	(77,558)	77,331	227	-	-
Licensing revenues	-	(279)	(1,557)	(176)	-	(2,012)
	44	(26,450)	107,007	437	-	81,038
Operating income (loss)	(44)	3,101	24,978	78	-	28,113
Interest expense, net	4,566	19,870	218	61	-	24,715
Income from subsidiaries	5,823	21,447	-	-	(27,270)	-
Income before income taxes	1,213	4,678	24,760	17	(27,270)	3,398
Income tax expense (benefit)	(848)	(1,145)	3,327	3	-	1,337
Net income	$2,061	$5,823	$21,433	$14	$(27,270)	$2,061

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 30, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(57,239)	$535,814	$67,134	$(432)	$545,277
Cost of products sold	-	1,327	284,220	45,887	(432)	331,002
Gross profit	-	(58,566)	251,594	21,247	-	214,275
Operating expenses:
Selling, general and administrative expenses	(6)	115,047	42,562	13,214	-	170,817
Amortization of intangibles	-	1,477	1,052	443	-	2,972
Intercompany fees	-	(188,450)	186,932	1,518	-	-
Licensing revenues	-	(595)	(4,365)	(354)	-	(5,314)
	(6)	(72,521)	226,181	14,821	-	168,475
Operating income	6	13,955	25,413	6,426	-	45,800
Interest expense, net	10,361	23,430	114	3,742	-	37,647
Income from subsidiaries	13,867	19,004	-	-	(32,871)	-
Income before income taxes	3,512	9,529	25,299	2,684	(32,871)	8,153
Income tax expense (benefit)	(1,885)	(4,338)	8,307	672	-	2,756
Net income	$5,397	$13,867	$16,992	$2,012	$(32,871)	$5,397

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(51,740)	$524,764	$4,045	$-	$477,069
Cost of products sold	-	1,677	263,781	3,032	-	268,490
Gross profit	-	(53,417)	260,983	1,013	-	208,579
Operating expenses:
Selling, general and administrative expenses	67	93,204	58,468	800	-	152,539
Amortization of intangibles	-	1,614	1,220	-	-	2,834
Intercompany fees	-	(155,734)	155,346	388	-	-
Licensing revenues	-	(556)	(3,391)	(353)	-	(4,300)
	67	(61,472)	211,643	835	-	151,073
Operating income (loss)	(67)	8,055	49,340	178	-	57,506
Interest expense, net	9,225	34,148	430	88	-	43,891
Income from subsidiaries	15,195	37,253	-	-	(52,448)	-
Income before income taxes	5,903	11,160	48,910	90	(52,448)	13,615
Income tax expense (benefit)	(2,591)	(4,035)	11,695	52	-	5,121
Net income	$8,494	$15,195	$37,215	$38	$(52,448)	$8,494

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of June 30, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,751	$4,152	$11,348	$-	$17,251
Accounts receivable	-	-	97,266	26,881	(39)	124,108
Inventories	-	438	28,180	4,787	-	33,405
Other	-	9,518	12,089	2,543	-	24,150
Total current assets	-	11,707	141,687	45,559	(39)	198,914
Property, plant and equipment, net	-	20,204	36,648	22,322	-	79,174
Goodwill and other intangibles, net	-	85,819	947,797	104,348	-	1,137,964
Other assets	24,247	117,468	714	1,672	(104,985)	39,116
Net investment in and advances to (from) affiliates	351,669	884,430	247,515	(3,134)	(1,480,480)	-
Total assets	$375,916	$1,119,628	$1,374,361	$170,767	$(1,585,504)	$1,455,168

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	140	55,626	87,036	21,045	(5,032)	158,815
Total current liabilities	140	55,626	87,236	21,623	(5,032)	159,593
Long-term debt	211,851	693,500	12,900	81,169	(79,934)	919,486
Deferred income taxes	-	15,109	178,733	13,869	(21,196)	186,515
Other non-current liabilities	-	17,069	4,639	3,941	-	25,649
Total liabilities	211,991	781,304	283,508	120,602	(106,162)	1,291,243
Stockholder's equity	163,925	338,324	1,090,853	50,165	(1,479,342)	163,925
Total liabilities and stockholder's equity	$375,916	$1,119,628	$1,374,361	$170,767	$(1,585,504)	$1,455,168

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$9,841	$5,606	$5,337	$-	$20,784
Accounts receivable	-	-	70,415	21,666	(46)	92,035
Inventories	-	-	22,375	4,343	-	26,718
Other	-	9,834	9,537	3,188	-	22,559
Total current assets	-	19,675	107,933	34,534	(46)	162,096
Property, plant and equipment, net	-	14,599	36,687	21,899	-	73,185
Goodwill and other intangibles, net	-	63,899	948,464	93,257	-	1,105,620
Other assets	3,183	101,074	1,220	1,134	(73,858)	32,753
Net investment in and advances to (from) affiliates	329,182	894,615	231,935	(1,487)	(1,454,245)	-
Total assets	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	194	54,621	66,156	14,906	(965)	134,912
Total current liabilities	194	54,621	66,356	15,484	(965)	135,690
Long-term debt	201,622	680,000	12,900	74,418	(72,939)	896,001
Deferred income taxes	(19,312)	13,779	170,562	12,663	-	177,692
Other non-current liabilities	-	9,312	2,613	2,485	-	14,410
Total liabilities	182,504	757,712	252,431	105,050	(73,904)	1,223,793
Stockholder's equity	149,861	336,150	1,073,808	44,287	(1,454,245)	149,861
Total liabilities and stockholder's equity	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$298	$(13,454)	$14,441	$4,651	$-	$5,936
Cash flows from investing activities:
Purchase of certain assets of Comfor Products	-	(12,817)	-	-	-	(12,817)
Purchase of property, plant and equipment, net	-	(7,154)	(2,710)	(707)	-	(10,571)
Net cash used in investing activities	-	(19,971)	(2,710)	(707)	-	(23,388)
Cash flows from financing activities:
Borrowings on revolving loan	-	13,500	-	-	-	13,500
Payment of other long-term obligations	-	-	-	(300)	-	(300)
Purchase of treasury stock	(1)	-	-	-	-	(1)
Receipt from (distribution to) affiliates	(297)	11,835	(13,185)	1,647	-	-
Net cash provided by (used in) financing activities	(298)	25,335	(13,185)	1,347	-	13,199
Net effect of exchange rate changes	-	-	-	720	-	720
Change in cash and cash equivalents	-	(8,090)	(1,454)	6,011	-	(3,533)
Cash and cash equivalents:
Beginning of period	-	9,841	5,606	5,337	-	20,784
End of period	$-	$1,751	$4,152	$11,348	$-	$17,251

              Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements

 Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended July 1, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$267	$(15,778)	$56,456	$299	$-	$41,244
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,446)	(3,330)	-	-	(5,776)
Net cash used in investing activities	-	(2,446)	(3,330)	-	-	(5,776)
Cash flows from financing activities:
Payments of senior credit facility, net	-	(29,933)	-	-	-	(29,933)
Payment of other long-term obligations	-	-	-	(106)	-	(106)
Purchase of treasury stock	(311)	-	-	-	-	(311)
Payment of financing fees	(41)	(932)	-	-	-	(973)
Receipt from (distribution to) affiliates	85	47,785	(47,212)	(658)	-	-
Net cash used in financing activities	(267)	16,920	(47,212)	(764)	-	(31,323)
Net effect of exchange rate changes	-	-	-	115	-	115
Change in cash and cash equivalents	-	(1,304)	5,914	(350)	-	4,260
Cash and cash equivalents:
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$18,519	$7,343	$3,020	$-	$28,882

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

Recent Events

Purchase of Certain Assets of Comfor Products

        On June 29, 2007, we acquired certain assets of Comfor Products ("ComforPedic Acquisition"), a specialty producer of memory foam mattresses and pillows, for $12.8 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance.  We will market and sell memory foam mattresses and pillows under the ComforPedic by SimmonsTM brand name.

      We recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.  The purchase price allocation will be adjusted when the contingencies are resolved.

Resignation of President

        On May 8, 2007, Gary S. Matthews' announced his resignation from the position of President of Simmons Company and its operating subsidiaries (the “Company”).  Mr. Matthews' cited personal reasons for his resignation.  Mr. Matthews' last day with the Company was May 25, 2007.  Mr. Matthews’ responsibilities have been assumed by our chief executive officer, Charles R. Eitel.  We currently do not anticipate replacing Mr. Matthews.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.8%	54.7%	60.7%	56.3%
Gross margin	38.2%	45.3%	39.3%	43.7%

Operating expenses:
Selling, general and administrative expenses	31.0%	33.8%	31.3%	32.0%
Amortization of intangibles	0.5%	0.6%	0.5%	0.6%
Licensing revenues	-0.8%	-0.8%	-1.0%	-0.9%
	30.8%	33.6%	30.9%	31.7%

Operating income	7.4%	11.7%	8.4%	12.1%

Interest expense, net	6.9%	10.2%	6.9%	9.2%
Income before income taxes	0.5%	1.4%	1.5%	2.9%
Income tax expense	0.1%	0.6%	0.5%	1.1%
Net income	0.4%	0.9%	1.0%	1.8%

Quarter Ended June 30, 2007 as Compared to the Quarter Ended July 1, 2006

  Net Sales.  Our consolidated net sales increased $36.7 million, or 15.2%, to $277.9 million for the quarter ended June 30, 2007 compared to $241.2 million for quarter ended July 1, 2006.  Our consolidated net sales for the quarter ended June 30, 2007 included $32.8 million of sales related to our Canada segment, which was acquired in November 2006.  Our consolidated net sales for the quarter ended July 1, 2006 included $18.5 million of sales from our former retail operations (net of eliminations between our wholesale and retail operations) which were sold in August 2006.  Our Domestic segment net sales, which exclude the net sales associated with our Canada segment and our former retail operations, increased $22.6 million, or 10.2%, to $245.3 million for the quarter ended June 30, 2007 compared to $222.7 million during the same period of 2006.  Our Domestic segment sales improved primarily as a result of an increase in our conventional bedding unit volume of 10.8%, or approximately $23.1 million, and our conventional bedding average unit selling price (“AUSP”) of 0.2%, or approximately $0.5 million, compared to the same period of 2006.  Our conventional bedding unit volume increased principally due to strong demand for our Beautyrest® products and shipments of our Beautyrest® 2007 floor samples.

            Gross Margin.  Our consolidated gross margin for the quarter ended June 30, 2007 decreased 7.1 percentage points to 38.2% compared to 45.3% for the quarter ended July 1, 2006.  Exclusive of our former retail operations, our gross margin decreased 5.2 percentage points to 38.2% for quarter ended June 30, 2007 compared to 43.4% for the same period of 2006.  Our Domestic segment gross margin decreased 4.6 percentage points to 38.9% for the quarter ended June 30, 2007 compared to the same period of 2006.  The decline in Domestic segment gross margin for the quarter ended June 30, 2007 compared to the same period of 2006 was principally due to a 10.2% increase in our conventional bedding material costs per unit and a 5.3% increase in our conventional bedding labor and overhead cost per unit.  Our material cost per unit increased primarily due to the addition of flame retardant materials to meet the U.S. Consumer Product Safety Commission’s (“CSPC”) new regulations relating to open flame resistance standards for the mattress industry that became effective on July 1, 2007 and a change in our sales mix to products with higher material content.  Our labor and overhead cost per unit increased principally due to manufacturing inefficiencies of $2.0 million resulting from the transition to our new Beautyrest® 2007 product line and conversion costs of $1.1 million related to complying with the CSPC’s new open flame resistance standard.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A increased $4.5 million for the quarter ended June 30, 2007 to $86.1 million (31.0% of net sales) compared to $81.6 million (33.8% of net sales) for quarter ended July 1, 2006.  Our consolidated SG&A for the quarter ended June 30, 2007 included $6.4 million of expenses related to our Canadian operations acquired in November 2006.  Our consolidated SG&A for the quarter ended July 1, 2006 included $11.0 million of expenses associated with our former retail operations.  Exclusive of the SG&A expenses associated with our Canadian operations and our former retail operations, our Domestic segment SG&A increased $9.2 million to 32.5% of Domestic segment net sales for the quarter ended June 30, 2007 as compared to 31.7% for the quarter ended July 1, 2006.  Our Domestic segment SG&A increased principally due to $11.0 million of incremental costs associated with the roll out of our Beautyrest® 2007 product line.

Amortization of Intangibles.  For the quarter ended June 30, 2007, amortization of intangibles increased $0.1 million to $1.5 million from $1.4 million for the quarter ended July 1, 2006.

Licensing Revenues. For the quarter ended June 30, 2007, licensing revenues increased $0.1 million to $2.1 million from $2.0 million for the quarter ended July 1, 2006.

Interest Expense, Net. For the quarter ended June 30, 2007, interest expense decreased $5.5 million to $19.3 million from $24.7 million for the quarter ended July 1, 2006.  We expensed $6.0 million of deferred financing fees and refinancing costs during the quarter ended July 1, 2006 due to the refinancing of our senior credit facility in May 2006 (the “Refinancing”).  Excluding the expenses associated with the Refinancing, interest expense increased $0.5 million for the quarter ended June 30, 2007 compared to the quarter ended July 1, 2006 due to the accretion of our senior discount notes.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.6 million to $5.6 million for the quarter ended June 30, 2007 compared to $5.1 million for the quarter ended July 1, 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rates for the quarter ended June 30, 2007 and the quarter ended July 1, 2006 of 26.8% and 39.3%, respectively, differ from the federal statutory rate of 35.0% due primarily to certain discrete tax benefits recognized for the quarter ended June 30, 2007 and state income tax expense for the quarter ended July 1, 2006.

Six Months Ended June 30, 2007 as Compared to the Six Months Ended July 1, 2006

Net Sales.  Our consolidated net sales increased $68.2 million, or 14.3%, to $545.3 million for the six months ended June 30, 2007 compared to $477.1 million for the six months ended July 1, 2006.  Our consolidated net sales for the six months ended June 30, 2007 included $62.2 million of sales related to our Canada segment.  Our net sales for the six months ended July 1, 2006 included $37.5 million of sales from our former retail operations (net of eliminations between our wholesale and retail operations).  Exclusive of the net sales associated with our Canada segment and our former retail operations, our Domestic net sales increased $43.9 million, or 10.0%, to $483.5 million for the six months ended June 30, 2007 compared to $439.6 million during the same period of 2006.  This sales increase occurred principally due to an increase in our conventional bedding unit volume of 11.0%, or approximately $46.1 million, compared to the same period of 2006.  Our domestic unit volume increased principally due to strong demand for our Beautyrest® products and shipments of our Beautyrest® 2007 floor samples.  Our conventional bedding AUSP decreased 0.1%, or $0.3 million, for the first six months of 2007 compared to the same period of 2006.

Gross Margin.  Our consolidated gross margin for the six months ended June 30, 2007 decreased 4.4 percentage points to 39.3% compared to 43.7% for the six months ended July 1, 2006.  Exclusive of our former retail operations, our gross margin decreased 2.5 percentage points to 39.3% for the six months ended June 30, 2007 compared to 41.8% for the same period of 2006.  Our Domestic segment gross margin (exclusive of our former retail operations) decreased 1.5 percentage points to 40.2% for the six months ended June 30, 2007 compared to the same period of 2006.  The decline in our Domestic segment gross margin for the six months ended June 30, 2007 compared to the same period of 2006 was principally due to (i) a 2.6% increase in our conventional bedding material costs per unit and (ii) a 3.5% increase in our conventional bedding labor and overhead cost per unit for the six months ended June 30, 2007 compared to the same period of 2006.  Our material costs per unit increased primarily due to the addition of flame retardant materials to the CSPC’s new open flame resistance standard and a change in our sales mix to products with higher material content.  Our labor and overhead cost per unit increased principally due to manufacturing inefficiencies of $4.4 million resulting from the transition to the new Beautyrest® 2007 product line and conversion costs of $2.0 million related to complying with the CSPC’s new open flame resistance standard.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A increased $18.3 million for the six months ended June 30, 2007 to $170.8 million (31.3% of net sales) compared to $152.5 million (32.0% of net sales) for six months ended July 1, 2006.  Our consolidated SG&A for the six months ended June 30, 2007 included $13.5 million of expenses associated with our Canada segment.  Our consolidated SG&A for the six months ended July 1, 2006 included $21.3 million of SG&A expenses associated with our former retail operations.  Exclusive of the expenses associated with our Canada segment and our former retail operations, our Domestic segment SG&A increased $26.0 million to 32.5% of Domestic segment net sales for the six months ended June 30, 2007 as compared to 29.9% for the six months ended July 1, 2006.  Our consolidated SG&A increased principally due to incremental costs of $17.2 million related to the roll out of our new product line.

Amortization of Intangibles.  For the six months ended June 30, 2007, amortization of intangibles increased $0.1 million to $3.0 million from $2.8 million for the six months ended July 1, 2006.

Licensing Revenues. For the six months ended June 30, 2007, licensing revenues increased $1.0 million to $5.3 million from $4.3 million for the six months ended July 1, 2006.

Interest Expense, Net. For the six months ended June 30, 2007, interest expense decreased $6.2 million to $37.6 million from $43.9 million for the six months ended July 1, 2006.  The six months ended July 1, 2006 includes deferred financing fees and refinancing costs of $6.0 million that were expensed due to the Refinancing.  Excluding the expenses associated with the Refinancing, interest expense decreased $0.3 million for the six months ended June 30, 2007 compared to the six months ended July 1, 2006 due principally to lower average outstanding borrowings for the period and reduced interest rate margins on our senior credit facility.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.5 million to $11.2 million for the six months ended June 30, 2007 compared to $10.7 million for the six months ended July 1, 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rates for the six months ended June 30, 2007 and July 1, 2006 of 33.8 % and 37.6%, respectively, differ from the federal statutory rate of 35.0% primarily due to certain discrete tax benefits recognized for the six months ended June 30, 2007 and state income tax expense for the six months ended July 1, 2006.

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

Capital expenditures totaled $6.3 million and $10.6 million for the quarter and six months ended June 30, 2007.  We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.  We anticipate our capital expenditures to be approximately $26 million for 2007 as a result of upgrading our management information systems, additional equipment for our domestic operations to meet increased sales levels, and the capital requirements of our new Canadian operations.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt.  Our affiliates, significant shareholders, or we may from time to time, in their or our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt) in privately negotiated or open market transactions by tender offer or otherwise.

Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards.  We expect to again pay minimal income taxes in 2007.

The following table summarizes our changes in cash (in millions):

	Six Months Ended
	June 30,	July 1,
	2007	2006
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$5.9	$41.2
Investing activities	(23.4)	(5.8)
Financing activities	13.2	(31.3)
Net effect of exchange rates	0.7	0.1
Increase (decrease) in cash and cash equivalents	(3.5)	4.2
Cash and cash equivalents:
Beginning of period	20.8	24.7
End of period	$17.3	$28.9

Six Months Ended June 30, 2007 as Compared to Six Months Ended July 1, 2006

Cash flows provided by Operating Activities.  Our cash flows from operating activities decreased $35.3 million for the six months ended June 30, 2007 compared to the six months ended July 1, 2006 primarily due to our increase in working capital resulting from our sales growth combined with costs to roll out our new Beautyrest® 2007 product line.  Our working capital, as a percentage of net sales for the last twelve months, increased to 2.2% as of June 30, 2007 compared to 1.9% as of July 1, 2006.

Cash flows used in Investing Activities.  Our cash flows used in investing activities increased $17.6 million for the six months ended June 30, 2007 compared to the six months ended July 1, 2006.  Our cash used in investing activities increased principally due to the ComforPedic Acquisition for $12.8 million.  Our expenditures for property, plant and equipment for the six months ended June 30, 2007 were $4.8 million more than such expenditures during the same period of 2006 principally due to an ongoing upgrade of our Domestic segment management information system.

Cash flows provided by (used in) Financing Activities.  Our cash flows from financing activities increased $44.5 million during the six months ended June 30, 2007 compared to the six months ended July 1, 2006.  For the first six months of 2007, we had net borrowings of $13.5 million on our senior credit facility.  For the first six months of 2006, we repaid $29.9 million of debt.

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

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio (as defined).  The weighted average interest rate per annum in effect as of June 30, 2007 for the senior credit facility was 7.5%.

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

Senior Discount Notes

Our senior discount notes (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Simmons Company.

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

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.15:1.00 from June 30, 2007 through September 30, 2007; and 2.25:1.00 for December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.25:1.00 for June 30, 2007; 5.00:1.00 from September 30, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

We were in compliance with such covenants as of June 30, 2007.  However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods.  If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default.  We may not be able to obtain such a waiver on a timely basis or at all.  The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to cash interest expense (cash interest coverage ratio) and net debt to Adjusted EBITDA (leverage ratio), all as defined in the senior credit facility.  There is also a maximum capital expenditure limitation in the senior credit facility.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions.  The senior credit facility covenants also contain a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of June 30, 2007 (dollar amounts in millions, except ratios).  The terms and related calculations are defined in the senior credit facility:

June 30, 2007
Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended Adjusted EBITDA(1)	$150.1
Simmons Bedding consolidated cash interest expense(2)	$53.3
Actual interest coverage ratio(3)	2.82x
Minimum permitted interest coverage ratio	2.15x

Calculation of maximum leverage ratio:
Simmons Company consolidated indebtedness	$920.3
Less: 10% senior discount notes	211.9
Simmons Bedding consolidated indebtedness	708.4
Less: Simmons Bedding cash and cash equivalents	17.3
Simmons Bedding net debt	$691.2
Simmons Bedding twelve months ended Adjusted EBITDA(1)	$150.1
Actual leverage ratio(4)	4.60x
Maximum permitted leverage ratio	5.25x

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2007 (in millions):

Net income	$44.5
Depreciation and amortization	29.3
Income taxes	22.0
Interest expense	75.2
EBITDA	$171.0

Pro forma effect of SCUSA Disposition(a)	(44.1)
Pro forma effect of Canada Acquisition(b)	7.9
Pro forma effect of ComforPedic Acquisition(c)	0.5
Reorganization expenses including management severance	4.3
Management fees	1.8
Transaction related expenses	3.2
Non-cash stock compensation expense	0.4
Conversion costs associated with meeting new flammability standard	2.7
State taxes in lieu of income taxes	0.5
Other, including expenses at Holdings	1.9
$150.1

(a)
This adjustment removes the EBITDA of SCUSA that is included in our consolidated EBITDA prior to our disposition of the entity and the $43.3 million gain recognized on the disposition; and includes the last twelve months effect of savings generated from a new dealer agreement executed in connection with the sale of  SCUSA.

(b)
This adjustment includes the EBITDA of Simmons Canada for the twelve months ended June 30, 2007, not already reflected in our consolidated EBITDA, as though we purchased the entity as of the beginning of the twelve month period and also includes $2.5 million of unrealized synergies that management anticipates will be achieved as a result of the Canada Acquisition.

(c)	This adjustment includes the EBITDA of Comfor Products for the twelve months ended June 30, 2007, as though we purchased the entity as of the beginning of the twelve month period.

     (2)  A calculation of consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended June 30, 2007 (in millions):

Simmons Company interest expense, net	$73.7
Less: Simmons Company non-cash interest expense	(20.2)
Simmons Bedding interest expense, net	53.5
Add: Simmons Bedding interest income	1.5
Simmons Bedding gross interest expense	55.0
Less: Simmons Bedding non-cash interest expense	(1.7)
$53.3

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

Accounting Pronouncements

        See Note K in the Notes to our Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products and the future costs to roll out such products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	foreign currency exchange rate risks;

•	compliance with covenants in our debt agreements;

•	our future acquisitions;

•	our ability to successfully integrate Simmons Canada and ComforPedic into our operations;

•	our ability to achieve the expected benefits from any personnel realignments; and

•	other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.  Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements, which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of June 30, 2007, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.7 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of June 30, 2007, we had forward contracts to sell a total of $7.4 million Canadian dollars with expiration dates ranging from July 3, 2007 to May 20, 2008.  As of June 30, 2007, the fair value of our net liability under the forward contracts was $0.4 million.  We do not apply hedge accounting to our forward contracts; therefore, contracts are marked-to-market as of each reporting date through earnings.

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

On June 30, 2007, we had floating rate debt of $498.7 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before taxes by $0.5 million in 2007.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, in July 2007, we implemented a new financial accounting system which did not affect our financial results for our fiscal quarter ended June 30, 2007.  This system implementation was undertaken to enhance our enterprise resource planning system and not in response to any identified deficiency or weakness to our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note J to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

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

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	August 14, 2007