Form 10-K/A
period 2006-12-30
SIMMONS CO
filed 2007-09-06
CIK 1275211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (the "Amendment") amends and restates the Annual Report on Form 10-K for the year ended December 30, 2006 filed on March 23, 2007 (the "Original Filing").  We have filed this Amendment to address comments received by the Staff of the Securities and Exchange Commission (“SEC Comments”).  This Amendment corrects our accounting policies disclosure regarding customer supply agreements and advertising costs in Note B, Principal Accounting Policies, to the Consolidated Financial Statements.  This Amendment revises Item 9A, Controls and Procedures, to address the SEC Comments.  Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certificates are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Except for the changes described above, this Amendment continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

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

FORWARD LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995.

This annual report includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this Amendment No. 1 on Form 10-K/A speak only as of the filing date of this Amendment No. 1 on Form 10-K/A.  These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved.  Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations.  These factors include, but are not limited to: (i) competitive pricing pressures in the bedding industry; (ii) legal and regulatory requirements; (iii) the success of our new products; (iv) our relationships with and viability of our major suppliers; (v) fluctuations in our costs of raw materials; (vi) our relationship with significant customers and licensees; (vii) our ability to increase prices on our products and the effect of these price increases on our unit sales; (viii) an increase in our return rates and warranty claims; (ix) our labor relations; (x) departure of our key personnel; (xi) encroachments on our intellectual property; (xii) our product liability claims; (xiii) our level of indebtedness; (xiv) interest rate risks; (xv) compliance with covenants in our debt agreements; (xvi) our future acquisitions; (xvii) our ability to successfully integrate Simmons Canada into our operations; (xviii) the loss of key personnel at Simmons Canada as a result of our acquisition of Simmons Canada; (xix) our ability to achieve the expected benefits from any personnel realignments; and (xx) other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Amendment No. 1 on Form 10-K/A and are expressly qualified in their entirety by the cautionary statements included in this Amendment No. 1 on Form 10-K/A.  Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

CUSTOMER SUPPLY AGREEMENTS

The Company from time to time enters into long-term supply agreements with its customers.  The Company capitalizes any initial cash or credit memos provided to its customers that are subject to refundability and reduces sales for any initial cash or credit memos provided to its customers that are not subject to refundability.  The capitalized costs are included in other assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction of sales based on the terms of the supply agreements.  The terms of the supply agreements generally range from one to five years.  The consideration used for long-term supply agreements are included in the net change in “other, net” in the accompanying Consolidated Statements of Cash Flows.  Amortization related to these agreements was $12.3 million, $10.7 million and $8.2 million in 2006, 2005 and 2004, respectively, and is included as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

ADVERTISING COSTS

The Company records the cost of advertising, including co-operative advertising, as an expense or a reduction of sales when incurred or no later than when the advertisement appears or the event is run.  Co-operative advertising costs are recorded as a selling expense when we obtain proof of advertising of the Company’s products by the customer and the payments made to the customer is less than the cost of the advertisement.  Co-operative advertising costs are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense.  Advertising costs which were recorded as a reduction of sales in the accompanying Consolidated Statements of Operations and Comprehensive Income were $24.6 million, $33.9 million and $19.6 million in 2006, 2005 and 2004, respectively.  Advertising costs which were recorded as selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income were $89.8 million, $71.5 million and $79.5 million in 2006, 2005 and 2004, respectively.

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

As of the end of the period covered by this annual report on Form 10-K/A, we have carried out an evaluation, under the supervision and the participation of our management, including the Company’s principal executive officer and our principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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
(3)  Reflects the stock based compensation expense recognized under SFAS 123(R). For a discussion of assumptions made in the valuation, see “Note L - Stock-Based Compensation” to our audited financial statements included elsewhere in this Form 10-K/A.
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

Review and Approval of Related Person Transactions. We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal department, working together with our outside legal advisors, is responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. Each director and executive officer annually completes a questionnaire to identify their related interests and persons, and to notify us of changes in that information. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed under this Item of our Amendment No. 1 on Form 10-K/A.

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

(b) Exhibits:

The following exhibits are filed with or incorporated by reference into this Form 10-K/A. For the purposes of this exhibit index, references to “Simmons Bedding” include Simmons Bedding, both prior to and following the transactions that occurred on December 19, 2003. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-76723 (referred to as “1999 S-4”), (ii) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-113861 (referred to as “2004 S-4”), (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for Simmons Bedding (referred to as “9/30/00 10-Q”), (iv) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 for Simmons Bedding (referred to as “3/30/02 10-Q”), (v) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 for Simmons Bedding (referred to as “6/29/02 10-Q”), (vi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 for Simmons Bedding (referred to as “9/28/02 10-Q”), (vii) Annual Report on Form 10-K for the year ended December 28, 2002 for Simmons Bedding (referred to as “2002 10-K”), (viii) Annual Report on Form 10-K for the year ended December 27, 2003 for Simmons Bedding (referred to as “2003 10-K”), (ix) Current Report on Form 8-K filed September 2, 2004 for Simmons Bedding (referred to as “9/02/04 8-K”), (x) Annual Report on form 10-K for the year ended December 25, 2004 for Simmons Bedding (referred to as “2004 10-K”), (xi) registration statement on Form S-4 under the Securities Act of 1933 for Simmons Company, File No. 333-124138 (referred to as “2005 S-4”), (xii) Current Report on Form 8-K filed August 4, 2005 for Simmons Bedding (referred to as “8/4/05 8-K”), (xiii) Current Report on Form 8-K filed August 12, 2005 for Simmons Bedding (referred to as “8/12/05 8-K”), (xiv) Current Report on Form 8-K filed September 21, 2005 for Simmons Bedding (referred to as “9/21/05 8-K”) (xv) Current Report on Form 8-K filed October 20, 2005 for Simmons Bedding (referred to as “10/20/05 8-K”), (xvi) Current Report on Form 8-K filed December 13, 2005 for Simmons Bedding (referred to as “12/13/05 8-K”), (xvii) Current Report on Form 8-K filed December 19, 2005 for Simmons Bedding (referred to as “12/19/05 8-K”), (xviii) Current Report on Form 8-K filed April 4, 2006 for Simmons Company (referred to as “4/4/06 8-K”), (xix) Current Report on Form 8-K filed April 13, 2006 for Simmons Company (referred to as “4/13/06 8-K”), (xx) Current Report on Form 8-K filed April 19, 2006 for Simmons Company (referred to as “4/19/06 8-K”), (xxi) Current Report on Form 8-K filed April 24, 2006 for Simmons Company (referred to as “4/24/06 8-K), (xxii) Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 for Simmons Company (referred to as “4/1/06 10-Q”), (xxiii) Current Report on Form 8-K filed May 31, 2006 for Simmons Company (referred to as “5/31/06 8-K”), (xxiv) Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 for Simmons Company (referred to as “7/1/06 10-Q”), (xxv) Current Report on Form 8-K filed September 22, 2006 for Simmons Company (referred to as “9/22/06 8-K”), (xxvi) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 for Simmons Company (referred to as “9/30/06 10-Q”), (xxvii) Current Report on Form 8-K filed October 5, 2006 for Simmons Company (referred to as “10/5/06 8-K”), (xxviii) Current Report on Form 8-K filed December 6, 2006 for Simmons Company (referred to as “12/6/06 8-K”), (xxviv) Current Report on Form 8-K filed February 12, 2007 (referred to as “2/12/07 8-K”) or (xxx) Annual Report on Form 10-K for the year ended December 30, 2006 for Simmons Company (referred to as "2006 10-K").  Exhibits filed herewith have been denoted by a pound sign (#).

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
Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication
Agent, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, and
Deutsche Bank AG, New York Branch, as Administrative Agent. (2003 10-K)

*10.28	Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc.,
Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of
Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement. (2003 10-K)

*10.29	Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.30	2002 Stock Option Plan. (2002 10-K)

*10.31	Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001. (3/30/02 10-Q).

*10.31.1	First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.32	Offer of Employment dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.32.1	Non-Compete Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.32.2	Relocation Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P.
Burch. (8/4/05 8-K)

*10.33	Offer of Employment dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.33.1	Non-Compete Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.33.2	Relocation Agreement dated as of August 3, 2005, among Simmons Bedding and Stephen
G. Fendrich. (8/12/05 8-K)

*10.34	General Release and Separation Agreement dated as of August 9, 2005, among Simmons
Bedding, Simmons Company and Robert W. Hellyer. (8/12/05 8-K)

*10.35	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Robert P. Burch. (9/21/05 8-K)

*10.35.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Robert P. Burch. (4/24/06 8-K)

*10.36	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Timothy F. Oakhill. (9/21/05 8-K)

*10.36.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, amending earlier agreement dated December 19, 2003, between Simmons Company and Timothy F. Oakhill. (4/24/06 8-K)

*10.36.2	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, amending earlier agreement dated September 9, 2005, between Simmons Company and Timothy F. Oakhill. (4/24/06 8-K)

*10.37	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Stephen G. Fendrich. (4/4/06 8-K)

*10.37.1	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, between Simmons Company and Stephen G. Fendrich. (4/24/06 8-K)

*10.38	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Kristen K. McGuffey. (4/6/06 8-K)

*10.38.1	Amended and Restated Restricted Stock Agreemented dated as of April 17, 2006, between Simmons Company and Kristen K. McGuffey. (4/24/06 8-K)

*10.39	Offer of Employment dated as of March 30, 2006, between Simmons Bedding and Kimberly A. Samon. (4/13/06 8-K)

*10.40	Non-Compete Agreement dated as of April 7, 2006, between Simmons Bedding and Kimberly A. Samon. (4/13/06 8-K)

*10.41	General Release and Separation Agreement dated as of March 31, 2006, among Simmons Bedding, Simmons Company and Rhonda C. Rousch. (4/19/06 8-K)

*10.42	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and Robin Burns-McNeill. (4/24/06 8-K)

*10.43	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and William P. Carmichael. (4/24/06 8-K)

*10.44	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and B. Joseph Messner. (4/24/06 8-K)

*10.45	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, among Simmons Company and David A. Jones. (4/24/06 8-K)

*10.46	Purchase Agreement by and among Simmons Bedding Company, Simmons Acquisition, Inc., SCI Income Trust and Simmons Canada Inc. dated as of September 20, 2006. (9/22/06 8-K)

*10.47	Restricted Stock Agreement dated as of May 4, 2006, between Simmons Company and Kimberly A. Samon. (4/1/06 10-Q)

*10.48	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Kristen K. McGuffey. (10/5/06 8-K)

*10.49	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Timothy F. Oakhill. (10/5/06 8-K)

*10.50	Employment Agreement dated as of November 10, 2006, among Simmons Company, Simmons Bedding Company and Gary S. Matthews. (9/30/06 10-Q)

*10.51	Management Subscription and Stock Purchase Agreement dated as of December 1, 2006, by and among Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.52	Restricted Stock Agreement dated as of December 1, 2006, between Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.53	Stock Option Agreement dated as of December 1, 2006, between Simmons Company and Gary S. Matthews. (12/06/06 8-K)

*10.54	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Kimberly A. Samon. (10/5/06 8-K)

*10.55	Unit Purchase Agreement by and among ST San Diego, LLC, Sleep Country USA, Inc., SC Holdings, Inc. and Simmons Bedding Company. (7/1/06 10-Q)

*12.1	Computation of ratio of earnings to fixed charges. (2006 10-K)

*21.1	Subsidiaries of Simmons Company. (2006 10-K)

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIMMONS COMPANY

SCHEDULE II — VALUATION ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal year ended December 30, 2006
Doubtful accounts	$1,661	$958	$652	$1,967
Discounts and returns, net	2,371	-	9	2,362
	$4,032	$958	$661	$4,329

Fiscal year ended December 31, 2005
Doubtful accounts	$2,488	$583	$1,410	$1,661
Discounts and returns, net	2,644	-	273	2,371
	$5,132	$583	$1,683	$4,032

Fiscal year ended December 25, 2004
Doubtful accounts	$2,920	$2,479	$2,911	$2,488
Discounts and returns, net	2,040	604	-	2,644
	$4,960	$3,083	$2,911	$5,132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY
(Registrant)
September 6, 2007	By: /s/ William S. Creekmuir
William S. Creekmuir, Executive Vice President,
Chief Financial Officer, Assistant Treasurer and Assistant Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	September 6, 2007
Charles R. Eitel, Chairman of the Board of Directors;
and Chief Executive Officer
(Principal Executive Officer)

*	September 6, 2007
Todd M. Abbrecht, Director

*	September 6, 2007
William P. Carmichael, Director

*	September 6, 2007
David A. Jones, Director

*	September 6, 2007
B. Joseph Messner, Director

*	September 6, 2007
Scott A. Schoen, Director

*	September 6, 2007
George R. Taylor, Director

*	September 6, 2007
Mark F. Chambless, Vice President - Corporate
Controller and Assistant Secretary (Principal Accounting Officer)

*/s/ William S. Creekmuir	September 6, 2007
William S. Creekmuir
Attorney - in - Fact