Form 10-Q
period 2007-09-29
SIMMONS CO
filed 2007-11-13
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of November 13, 2007: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income
(In thousands)

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$311,992	$259,766	$857,269	$736,835
Cost of products sold	186,712	142,562	517,714	411,051
Gross profit	125,280	117,204	339,555	325,784

Operating expenses:
Selling, general and administrative expenses	87,442	84,089	258,259	236,628
Gain on sale of Sleep Country USA	-	(43,834)	-	(43,834)
Amortization of intangibles	1,579	1,386	4,551	4,220
Licensing revenues	(2,507)	(2,199)	(7,821)	(6,498)
	86,514	39,442	254,989	190,516

Operating income	38,766	77,762	84,566	135,268

Interest expense, net	20,039	18,041	57,686	61,932
Income before income taxes	18,727	59,721	26,880	73,336
Income tax expense	6,389	17,799	9,145	22,920
Net income	12,338	41,922	17,735	50,416

Other comprehensive income:
Foreign currency translation adjustment	8,971	37	20,205	152
Comprehensive income	$21,309	$41,959	$37,940	$50,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 29,	December 30,
	2007	2006*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,290	$20,784
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $4,537 and $4,329	140,482	92,035
Inventories	33,581	26,718
Deferred income taxes	5,283	3,136
Prepaid expenses	10,954	10,426
Other current assets	8,358	8,997
Total current assets	215,948	162,096

Property, plant and equipment, net	84,225	73,185
Goodwill	538,955	512,818
Intangible assets, net	604,852	592,802
Other assets	38,732	32,753
Total assets	$1,482,712	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 29,	December 30,
	2007	2006*
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,178	$778
Accounts payable	68,453	60,318
Accrued liabilities	85,809	74,594
Total current liabilities	155,440	135,690

Non-current liabilities:
Long-term debt	925,970	896,001
Deferred income taxes	193,358	177,692
Other	27,594	14,410
Total liabilities	1,302,362	1,223,793

Commitments and contingencies

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,737	102,843
Retained earnings	62,002	51,961
Accumulated other comprehensive income (loss)	17,610	(2,595)
Treasury stock, at cost	-	(2,349)
Total stockholder's equity	180,350	149,861
Total liabilities and stockholder's equity	$1,482,712	$1,373,654

* Derived from the Company's 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,735	$50,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,217	21,885
Provision for bad debts, net	150	1,296
Provision for deferred income taxes	6,813	20,955
Non-cash interest expense	16,803	21,979
Gain on sale of Sleep Country USA	-	(43,834)
Non-cash stock compensation expense	217	530
Net changes in operating assets and liabilities:
Accounts receivable	(44,976)	(10,334)
Inventories	(5,833)	3,270
Other current assets	323	(2,881)
Accounts payable	7,394	2,943
Accrued liabilities	8,194	4,319
Other, net	(13,048)	(5,684)
Net cash provided by operating activities	15,989	64,860

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,202)	(9,228)
Acquisition of certain assets of Comfor Products, Inc.	(13,077)	-
Proceeds from sale of Sleep Country USA, net	-	52,743
Net cash (used in) provided by investing activities	(31,279)	43,515

Cash flows from financing activities:
Borrowings on revolving loan	15,500	-
Borrowings on tranche D term loan, net	-	480,000
Repayment of tranche C term loan	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)
Payments of other debt	(522)	(160)
Dividend to Simmons Holdco, Inc.	(4,941)	-
Excess tax benefits from stock-based compensation	27	-
Other	(1)	(1,376)
Net cash provided by (used in) financing activities	10,063	(31,469)

Net effect of exchange rate changes on cash	1,733	152
Change in cash and cash equivalents	(3,494)	77,058
Cash and cash equivalents, beginning of period	20,784	24,622
Cash and cash equivalents, end of period	$17,290	$101,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share amounts)

					Accumulated	Common
			Additional		Other	Stock	Total
	Common	Common	Paid-In	Retained	Comprehensive	Held In	Stockholder's
	Shares	Stock	Capital	Earnings	Income	Treasury	Equity

December 30, 2006 (audited)*	100	$1	$102,843	$51,961	$(2,595)	$(2,349)	$149,861
Net income	-	-	-	17,735	-	-	17,735
Other comprehensive income:
Change in foreign currency translation	-	-	-	-	20,205	-	20,205
Comprehensive income				17,735	20,205	-	37,940
Dividend to Simmons Holdco, Inc. (see Note J)	-	-	-	(4,941)			(4,941)
Effect of FIN 48 adoption (see Note D)	-	-	-	(2,753)	-	-	(2,753)
Purchase of treasury stock, at cost	-	-	-	-	-	(1)	(1)
Non-cash stock compensation expense	-	-	217	-	-	-	217
Tax windfall resulting from restricted stock awards	-	-	27				27
Retirement of treasury stock	-	-	(2,350)	-	-	2,350	-
September 29, 2007 (unaudited)	100	$1	$100,737	$62,002	$17,610	$-	$180,350

* Recast to give effect to the Merger (see Note B)

The accompanying notes are an integral part of these condensed consolidated financial statements.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

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

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 30, 2006 (See Note D – Adoption of FIN 48).  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 29, 2007, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006.  Operating results for the periods ended September 29, 2007 are not necessarily indicative of future results that may be expected for the fiscal year ending December 29, 2007 or for any future period.

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

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

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

C.           Acquisition and Disposition

2007 Purchase of Certain Assets of Comfor Products, Inc. (“Comfor Products”)

On June 29, 2007, the Company acquired certain assets of Comfor Products (the “ComforPedic Acquisition”), a specialty producer of foam mattresses and pillows, for $13.1 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance.  The Company is marketing and selling foam mattresses and pillows under the ComforPedic by SimmonsTM brand name.

The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.  All future payments attributable to the purchase price will be recorded as additional goodwill.

2006 Purchase of Simmons Canada Inc. (“Simmons Canada”)

On November 15, 2006, the Company acquired Simmons Canada Inc. (“Simmons Canada”), a former licensee of the Company that is one of the leading manufacturers of mattresses in Canada, for $113.1 million in cash (the “Canada Acquisition”).  The Canada Acquisition was funded from cash on hand and $20.0 million of borrowings on the Company’s revolving loan.  Simmons Canada is now a wholly-owned indirect subsidiary of the Company and the results of operations of Simmons Canada have been included in the Company’s consolidated financial statements since the November 15, 2006 acquisition date.

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

Additional costs related to the execution of the Company’s initial plans to restructure the Canadian operations to eliminate duplicate functions were not reflected in the preliminary purchase price allocation since the Company was in the process of finalizing decisions as to the organizational structure of the Canadian operations.  The Company completed its initial restructuring plan during the first nine months of 2007 and recognized severance costs of $1.4 million which were recorded as an adjustment to the preliminary purchase price allocation.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the revised allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the adjustments made during the first nine months of 2007 (in thousands):

	Purchase Price Allocation
	December 30, 2006	Adjustments	September 29, 2007
Current assets	$27,279	$-	$27,279
Property, plant and equipment	17,773	-	17,773
Goodwill	32,828	1,064	33,892
Other intangibles	62,802	-	62,802
Other assets	800	-	800
Total assets acquired	141,482	1,064	142,546
Current liabilities	(15,941)	(1,489)	(17,430)
Non-current liabilities	(12,442)	425	(12,017)
Total liabilities assumed	(28,383)	(1,064)	(29,447)
Purchase price net of cash acquired	$113,099	$-	$113,099

Adjustments to goodwill during the first nine months related principally to the recording of a severance accrual as a result of the execution of the Company’s restructuring plan and the recording of additional transaction costs not recognized in the preliminary purchase price allocation.  The Company anticipates no further changes to the purchase price allocation.

The intangible assets acquired include non-contractual customer relationships of $17.7 million and trademarks of $45.1 million.  The non-contractual customer relationships have a weighted average life of twenty years and will be amortized using the straight line method, which best reflects the utilization of the economic benefits of the agreements.  The trademarks have an indefinite life.  Goodwill includes a portion of value for an assembled workforce which is not separately classified from goodwill.  The purchased intangibles and goodwill are not deductible for income tax purposes.

Since the Canada Acquisition was a purchase of stock, the respective tax bases of the assets and liabilities were not changed.  As a result, a net deferred tax liability was recorded as of the acquisition date to reflect the difference between the fair value of the assets acquired and liabilities assumed under purchase accounting and the historical tax bases of the assets and liabilities.  The reversal of such differences in the future will be recorded through the income tax provision.

2006 Sale of Sleep Country USA, LLC

On August 29, 2006, the Company sold its subsidiary, Sleep Country USA, LLC (“SCUSA”), to an affiliate of The Sleep Train, Inc. (“Sleep Train”) for net cash proceeds of $52.4 million (“SCUSA Disposition”).  The Company recorded a net gain of $43.8 million.  This disposition resulted in the Company selling all of its then existing retail bedding segment assets.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

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

Pro Forma Financial Data

The ComforPedic Acquisition is not considered significant to the Company's balance sheet and statement of operations.  Therefore, pro forma information has not been presented.

Assuming the Canada Acquisition and SCUSA Disposition occurred as of the beginning of the Company’s 2006 fiscal year, the Company’s pro forma net sales and pro forma net income for the quarter and nine months ended September 30, 2006 are summarized in the following table (in thousands):

	Quarter	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(Unaudited)
Net Sales	$280,540	$781,373
Net Income	9,949	20,583

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

As of December 31, 2006, the total amount of unrecognized tax benefits was $21.4 million of which $6.1 million, if recognized, would favorably impact the Company’s effective tax rate.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

During 2007, the Company’s unrecognized tax benefits have decreased primarily due to the reversal of timing differences ($1.6 million) and the lapse of applicable statute of limitations ($0.4 million), partially offset by recurring uncertain tax positions ($0.6 million).  The reversal of timing differences was recorded as a reduction in the deferred tax assets established at December 31, 2006.  The lapse of applicable statute of limitations was treated as a discrete item that favorably impacted the Company’s effective tax rate for the quarter ended September 29, 2007 and the recurring uncertain tax positions unfavorably impacts the Company’s annual effective tax rate.  The Company expects the amount of unrecognized benefits to change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company classifies interest and penalties related to uncertain income tax positions as income tax expense.  As of December 31, 2006, the Company’s uncertain tax positions included an insignificant amount of accrued interest and penalties, which has not materially changed as of September 29, 2007.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

E.           Inventories

A summary of inventories follows (in thousands):

	September 29,	December 30,
	2007	2006
Raw materials	$23,019	$17,566
Work-in-progress	1,123	997
Finished goods	9,439	8,155
	$33,581	$26,718

F.           Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 29, 2007 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 30, 2006	$480,790	$32,028	$512,818
Adoption of FIN 48 (see Note D)	11,474	1,438	12,912
Tax benefit allocated to reduce goodwill	(11)	-	(11)
Canada Acquisition adjustments (see Note C)	-	1,064	1,064
Purchase of certain assets of Comfor Products	6,360	-	6,360
Foreign currency translation adjustment	-	5,812	5,812
Balance as of September 29, 2007	$498,613	$40,342	$538,955

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

G.           Warranties

The conventional bedding products that the Company currently manufactures generally include a ten year non-prorated warranty.  The Company records the estimated cost of warranty claims when its products are sold.  The Company’s new products undergo extensive quality control testing and are primarily constructed using similar techniques and materials of our historical products.  Therefore, the Company estimates the cost of warranty claims for all products based on historical sales and warranty returns and the current average costs to settle a warranty claim.  The Company includes the estimated impact of recoverable salvage value in the calculation of the current average costs to settle a warranty claim.

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended September 29, 2007 and September 30, 2006 (in thousands):

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Balance at beginning of period	$4,008	$2,943	$3,668	$3,009
Additional warranties issued	569	432	1,891	1,429
Accruals related to pre-existing
warranties (including change in estimate)	95	(142)	189	(321)
Warranty settlements	(549)	(357)	(1,625)	(1,241)
Balance at end of period	$4,123	$2,876	$4,123	$2,876

H.	Long-Term Debt

A summary of long-term debt follows (in thousands):

	September 29,	December 30,
	2007	2006
Senior credit facility:
Revolving loan	$15,500	$-
Tranche D term loan	480,000	480,000
Total senior credit facility	495,500	480,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes due 2014, net of discount of $52,086 and $67,378	216,914	201,622
Other, including capital lease obligations	14,734	15,157
	927,148	896,779
Less current portion	(1,178)	(778)
	$925,970	$896,001

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

The Company has a $75.0 million revolving credit facility which can be used for borrowings and letters of credit.  At September 29, 2007, amounts outstanding under the revolving credit facility were $15.5 million and the Company had approximately $49.9 million available to borrow after taking into account $9.6 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.

The weighted average interest rate per annum in effect as of September 29, 2007 for the senior credit facility was 7.4%.

As of September 29, 2007, the Company was in compliance with all of its financial covenants in its loan agreements.

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

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our segment information for the periods ended September 29, 2007:

Quarter Ended September 29, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$279,540	$32,452	$-	$311,992
Intersegment net sales	142	-	(142)	-
Adjusted EBITDA	47,185	4,658	-	51,843
Depreciation and amortization expense	6,270	1,256	-	7,526
Expenditures for long-lived assets	6,687	844	-	7,531
Segment assets	1,439,056	177,354	(133,698)	1,482,712

Reconciliation of net income to Adjusted EBITDA:
Net income	$11,714	$624	$-	$12,338
Depreciation and amortization	6,270	1,256	-	7,526
Income taxes	5,924	465	-	6,389
Interest expense, net	18,133	1,906	-	20,039
Interest income	(274)	131	-	(143)
Transaction expenses including integration costs	1,643	108	-	1,751
Non-recurring professional service fees	1,595	-	-	1,595
Enterprise resource planning ("ERP") system implementation costs	805	-	-	805
Management fees	487	-	-	487
Non-cash loss on foreign currency contracts	-	168	-	168
Other	888	-	-	888
Adjusted EBITDA	$47,185	$4,658	$-	$51,843

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 29, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$762,613	$94,656	$-	$857,269
Intersegment net sales	574	-	(574)	-
Adjusted EBITDA	107,304	13,794	-	121,098
Depreciation and amortization expense	18,723	3,494	-	22,217
Expenditures for long-lived assets	16,800	1,402	-	18,202

Reconciliation of net income to Adjusted EBITDA:
Net income	$15,327	$2,408	$-	$17,735
Depreciation and amortization	18,723	3,494	-	22,217
Income taxes	8,034	1,111	-	9,145
Interest expense, net	52,105	5,581	-	57,686
Interest income	105	216		321
Transaction expenses including integration costs	3,282	108	-	3,390
Non-recurring professional service fees	2,367	-	-	2,367
Reorganization expense including management severance	1,873	123	-	1,996
Conversion costs associated with meeting new flammability standard	1,983	-	-	1,983
Management fees	1,440	-	-	1,440
ERP system implementation costs	885	-	-	885
Non-cash loss on foreign currency contract	-	753	-	753
Other	1,180	-	-	1,180
Adjusted EBITDA	$107,304	$13,794	$-	$121,098

Since the Company acquired its Canadian operations in November 2006, segment information is not presented for the quarter and nine months ended September 30, 2006.

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

The Company does not guarantee nor have any of its assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan.  During the quarter ended September 29, 2007, the Company provided $4.9 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan and repurchase shares of its common stock.  Simmons Holdco has elected to pay its interest payment due in February 2008 in cash.  The Toggle Loan is not included in the financial statements of the Company.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in other comprehensive income.  SFAS 158 will be effective for the Company at the end of fiscal year 2007.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions of this pronouncement apply only to entities that elect the fair value option.  However, this amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with securities classified as available for sale or trading.  SFAS 159 will be effective for the Company at the beginning of fiscal year 2008.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

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

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 29, 2007
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(28,450)	$305,199	$35,385	$(142)	$311,992
Cost of products sold	-	1,138	161,482	24,234	(142)	186,712
Gross profit	-	(29,588)	143,717	11,151	-	125,280

Operating expenses:
Selling, general and administrative expenses	1	55,025	25,601	6,815	-	87,442
Amortization of intangibles	-	739	600	240	-	1,579
Intercompany fees	-	(67,550)	66,686	864	-	-
Licensing revenues	-	(284)	(2,025)	(198)	-	(2,507)
	1	(12,070)	90,862	7,721	-	86,514

Operating income (loss)	(1)	(17,518)	52,855	3,430	-	38,766

Interest expense, net	5,132	12,449	502	1,956	-	20,039
Income from subsidiaries	13,688	29,983	-	-	(43,671)	-
Income before income taxes	8,555	16	52,353	1,474	(43,671)	18,727
Income tax expense (benefit)	(3,783)	(13,672)	23,326	518	-	6,389
Net income	$12,338	$13,688	$29,027	$956	$(43,671)	$12,338

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(18,241)	$275,369	$2,638	$-	$259,766
Cost of products sold	-	820	139,797	1,945	-	142,562
Gross profit	-	(19,061)	135,572	693	-	117,204

Operating expenses:
Selling, general and administrative expenses	7	56,261	27,368	453	-	84,089
Gain on sale of Sleep Country USA	-	-	(43,834)	-	-	(43,834)
Amortization of intangibles	-	808	578	-	-	1,386
Intercompany fees	-	(82,961)	82,714	247	-	-
Licensing revenues	-	(278)	(1,716)	(205)	-	(2,199)
	7	(26,170)	65,110	495	-	39,442

Operating income (loss)	(7)	7,109	70,462	198	-	77,762

Interest expense, net	4,934	12,862	197	48	-	18,041
Income from subsidiaries	43,924	44,752	-	-	(88,676)	-
Income before income taxes	38,983	38,999	70,265	150	(88,676)	59,721
Income tax expense (benefit)	(2,939)	(4,925)	25,581	82	-	17,799
Net income	$41,922	$43,924	$44,684	$68	$(88,676)	$41,922

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 29, 2007
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(85,689)	$841,013	$102,519	$(574)	$857,269
Cost of products sold	-	2,465	445,702	70,121	(574)	517,714
Gross profit	-	(88,154)	395,311	32,398	-	339,555

Operating expenses:
Selling, general and administrative expenses	(5)	170,072	68,163	20,029	-	258,259
Amortization of intangibles	-	2,216	1,652	683	-	4,551
Intercompany fees	-	(256,000)	253,618	2,382	-	-
Licensing revenues	-	(879)	(6,390)	(552)	-	(7,821)
	(5)	(84,591)	317,043	22,542	-	254,989

Operating income (loss)	5	(3,563)	78,268	9,856	-	84,566

Interest expense, net	15,493	35,879	616	5,698	-	57,686
Income from subsidiaries	27,555	48,987	-	-	(76,542)	-
Income before income taxes	12,067	9,545	77,652	4,158	(76,542)	26,880
Income tax expense (benefit)	(5,668)	(18,010)	31,633	1,190	-	9,145
Net income	$17,735	$27,555	$46,019	$2,968	$(76,542)	$17,735

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(69,981)	$800,133	$6,683	$-	$736,835
Cost of products sold	-	2,497	403,578	4,976	-	411,051
Gross profit	-	(72,478)	396,555	1,707	-	325,784

Operating expenses:
Selling, general and administrative expenses	74	149,465	85,836	1,253	-	236,628
Gain on sale of Sleep Country USA	-	-	(43,834)	-	-	(43,834)
Amortization of intangibles	-	2,422	1,798	-	-	4,220
Intercompany fees	-	(238,695)	238,060	635	-	-
Licensing revenues	-	(834)	(5,106)	(558)	-	(6,498)
	74	(87,642)	276,754	1,330	-	190,516

Operating income (loss)	(74)	15,164	119,801	377	-	135,268

Interest expense, net	14,159	47,010	627	136	-	61,932
Income from subsidiaries	59,119	82,005	-	-	(141,124)	-
Income before income taxes	44,886	50,159	119,174	241	(141,124)	73,336
Income tax expense (benefit)	(5,530)	(8,960)	37,275	135	-	22,920
Net income	$50,416	$59,119	$81,899	$106	$(141,124)	$50,416

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of September 29, 2007
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$(832)	$2,263	$15,859	$-	$17,290
Accounts receivable	-	2,487	110,555	27,797	(357)	140,482
Inventories	-	37	28,505	5,039	-	33,581
Other	-	11,662	10,659	2,274	-	24,595
Total current assets	-	13,354	151,982	50,969	(357)	215,948

Property, plant and equipment, net	-	22,583	38,425	23,217	-	84,225
Goodwill and other intangibles, net	-	72,764	959,854	111,189	-	1,143,807
Other assets	27,963	125,264	548	2,710	(117,753)	38,732
Net investment in and advances to (from) affiliates	369,441	892,807	261,825	(3,630)	(1,520,443)	-
Total assets	$397,404	$1,126,772	$1,412,634	$184,455	$(1,638,553)	$1,482,712

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$300	$300	$578	$-	$1,178
Accounts payable and accrued liabilities	140	57,370	81,385	23,180	(7,813)	154,262
Total current liabilities	140	57,670	81,685	23,758	(7,813)	155,440

Long-term debt	216,914	695,200	12,800	86,371	(85,315)	925,970
Deferred income taxes	-	979	202,147	15,213	(24,981)	193,358
Other non-current liabilities	-	17,778	4,937	4,879	-	27,594
Total liabilities	217,054	771,627	301,569	130,221	(118,109)	1,302,362
Stockholder's equity	180,350	355,145	1,111,065	54,234	(1,520,444)	180,350
Total liabilities and stockholder's equity	$397,404	$1,126,772	$1,412,634	$184,455	$(1,638,553)	$1,482,712

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of December 30, 2006
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$9,841	$5,606	$5,337	$-	$20,784
Accounts receivable	-	-	70,415	21,666	(46)	92,035
Inventories	-	-	22,375	4,343	-	26,718
Other	-	9,834	9,537	3,188	-	22,559
Total current assets	-	19,675	107,933	34,534	(46)	162,096

Property, plant and equipment, net	-	14,599	36,687	21,899	-	73,185
Goodwill and other intangibles, net	-	63,899	948,464	93,257	-	1,105,620
Other assets	3,183	101,074	1,220	1,134	(73,858)	32,753
Net investment in and advances to (from) affiliates	329,182	894,615	231,935	(1,487)	(1,454,245)	-
Total assets	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$200	$578	$-	$778
Accounts payable and accrued liabilities	194	54,621	66,156	14,906	(965)	134,912
Total current liabilities	194	54,621	66,356	15,484	(965)	135,690

Long-term debt	201,622	680,000	12,900	74,418	(72,939)	896,001
Deferred income taxes	(19,312)	13,779	170,562	12,663	-	177,692
Other non-current liabilities	-	9,312	2,613	2,485	-	14,410
Total liabilities	182,504	757,712	252,431	105,050	(73,904)	1,223,793
Stockholder's equity	149,861	336,150	1,073,808	44,287	(1,454,245)	149,861
Total liabilities and stockholder's equity	$332,365	$1,093,862	$1,326,239	$149,337	$(1,528,149)	$1,373,654

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 29, 2007
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$167	$(46,711)	$53,907	$8,626	$-	$15,989
Cash flows from investing activities:
Purchase of certain assets of Comfor Products	-	-	(13,077)	-	-	(13,077)
Purchase of property, plant and equipment, net	-	(10,719)	(5,927)	(1,556)	-	(18,202)
Net cash used in investing activities	-	(10,719)	(19,004)	(1,556)	-	(31,279)
Cash flows from financing activities:
Borrowings on revolving loan	-	15,500	-	-	-	15,500
Payment of other long-term obligations	-	-	-	(522)	-	(522)
Dividend to Simmons Holdco, Inc.	(4,941)	-	-	-	-	(4,941)
Other	26	-	-	-	-	26
Receipt from (distribution to) affiliates	4,748	31,257	(38,246)	2,241	-	-
Net cash provided by (used in) financing activities	(167)	46,757	(38,246)	1,719	-	10,063
Net effect of exchange rate changes	-	-	-	1,733	-	1,733
Change in cash and cash equivalents	-	(10,673)	(3,343)	10,522	-	(3,494)
Cash and cash equivalents:
Beginning of period	-	9,841	5,606	5,337	-	20,784
End of period	$-	$(832)	$2,263	$15,859	$-	$17,290

        Simmons Company and Subsidiaries

        Notes to Unaudited Condensed Consolidated Financial Statements

 Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(In thousands)

		Issuer and Guarantors
	Parent	Simmons Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$274	$(15,418)	$79,131	$873	$-	$64,860
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(5,172)	(4,056)	-	-	(9,228)
Proceeds from sale of SCUSA	-	-	52,743			52,743
Net cash used in investing activities	-	(5,172)	48,687	-	-	43,515
Cash flows from financing activities:
Payments of senior credit facility, net	-	(29,933)	-	-	-	(29,933)
Payment of other long-term obligations	-	-	-	(160)	-	(160)
Other	(444)	(932)	-	-	-	(1,376)
Receipt from (distribution to) affiliates	170	125,197	(123,971)	(1,396)	-	-
Net cash used in financing activities	(274)	94,332	(123,971)	(1,556)	-	(31,469)
Net effect of exchange rate changes	-	-	-	152	-	152
Change in cash and cash equivalents	-	73,742	3,847	(531)	-	77,058
Cash and cash equivalents:
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$93,565	$5,276	$2,839	$-	$101,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 30, 2006, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report on Form 10-K, as amended, and the unaudited interim financial statements included elsewhere in this report.

Recent Events

Price Increase on Selective Products

In October 2007, we announced a price increase on all foundations and Beautyrest® WorldClass®, Beautyrest® ExceptionaleTM and Beautyrest BlackTM mattresses effective in early November 2007.  The price increase was in response to rising raw material, manufacturing and distribution costs.  We anticipate that the price increase will have minimal impact on our net sales and profitability for the fourth quarter of 2007.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	59.8%	54.9%	60.4%	55.8%
Gross margin	40.2%	45.1%	39.6%	44.2%

Operating expenses:
Selling, general and administrative expenses	28.0%	32.4%	30.1%	32.1%
Gain on sale of Sleep Country USA	-	-16.9%	-	-5.9%
Amortization of intangibles	0.5%	0.5%	0.5%	0.6%
Licensing revenues	-0.8%	-0.8%	-0.9%	-0.9%
	27.7%	15.2%	29.7%	25.9%

Operating income	12.4%	29.9%	9.9%	18.4%

Interest expense, net	6.4%	6.9%	6.7%	8.4%
Income before income taxes	6.0%	23.0%	3.1%	10.0%
Income tax expense	2.0%	6.9%	1.1%	3.1%
Net income	4.0%	16.1%	2.1%	6.8%

Quarter Ended September 29, 2007 as Compared to the Quarter Ended September 30, 2006

  Net Sales.  Our consolidated net sales increased $52.2 million, or 20.1%, to $312.0 million for the quarter ended September 29, 2007 compared to $259.8 million for the quarter ended September 30, 2006.  Our consolidated net sales for the quarter ended September 29, 2007 included $32.5 million of sales related to our Canada segment, which was acquired in November 2006.  Our consolidated net sales for the quarter ended September 30, 2006 included $11.5 million of sales from our former retail operations (net of eliminations between our wholesale and retail operations) which were sold in August 2006.  Our Domestic segment net sales, which exclude the net sales associated with our Canada segment and our former retail operations, increased $31.4 million, or 12.7%, to $279.7 million for the quarter ended September 29, 2007 compared to $248.3 million during the same period of 2006.  Our Domestic segment sales improved primarily as a result of an increase in our conventional bedding unit volume of 13.5%, or approximately $32.3 million, partially offset by a decrease in our conventional bedding average unit selling price (“AUSP”) of 0.5%, or approximately $1.4 million, compared to the same period of 2006.  Our conventional bedding unit volume increased principally due to strong demand for our new Beautyrest® 2007 products.

            Gross Profit.  Our consolidated gross profit increased $8.1 million to $125.3 million (40.2% of consolidated net sales) for the quarter ended September 29, 2007 compared to $117.2 million (45.1% of consolidated net sales) for the quarter ended September 30, 2006.  Our consolidated gross profit for the quarter ended September 29, 2007 included $10.1 million of gross profit associated with our Canada segment, which operated with a gross margin of 31.1% during that period.  Our consolidated gross profit for the quarter ended September 30, 2006 included $7.9 million of gross profit associated with our former retail operations (net of eliminations between our wholesale and retail operations), which operated with a gross margin of 68.9% during that period.

Our Domestic segment gross profit increased $5.9 million to $115.2 million (41.2% of Domestic segment net sales) for the quarter ended September 29, 2007 compared to $109.3 million (44.0% of Domestic segment net sales) for the quarter ended September 30, 2006.  Our Domestic segment gross margin decreased 2.8 percentage points for the third quarter of 2007 compared to the same period of 2006, principally due to a 10.0% increase in our conventional bedding material costs per unit and a change in our sales mix, partially offset by a 4.5% decrease in our conventional bedding manufacturing cost per unit.  Our material cost per unit increased primarily due to the addition of flame retardant materials to meet the U.S. Consumer Product Safety Commission’s (“CPSC”) new regulations relating to open flame resistance standards for the mattress industry that became effective on July 1, 2007 and a change in our sales mix to products with higher material content.  Our manufacturing cost per unit decreased during the quarter principally due to improved operational efficiencies.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A increased $3.4 million for the quarter ended September 29, 2007 to $87.4 million (28.0% of consolidated net sales) compared to $84.1 million (32.4% of consolidated net sales) for the quarter ended September 30, 2006.  Our consolidated SG&A for the quarter ended September 29, 2007 included $6.4 million of expenses related to our Canadian operations acquired in November 2006.  Our consolidated SG&A for the quarter ended September 30, 2006 included $7.2 million of expenses associated with our former retail operations.  Our Domestic segment SG&A increased $3.8 million to $81.1 million (29.0% of Domestic segment net sales) for the quarter ended September 29, 2007 from $77.3 million (31.1% of Domestic segment net sales) for the quarter ended September 30, 2006.  Our Domestic segment SG&A increased due principally to higher (i) consulting and professional fees of $2.3 million due primarily to implementation of a new enterprise resource planning ("ERP") system, implementation of cost savings initiatives, and assistance with integration of our newly acquired operations; (ii) floor sample and point-of-sale materials expense of $1.9 million due primarily to the rollout of the Beautyrest® 2007 and ComforPedic® product lines; and (iii) salaries and fringes of $1.6 million due to increased headcount.  Partially offsetting the increases in SG&A, our variable selling expenses decreased $3.3 million despite higher sales volume principally due to a decrease in co-op advertising expenditures as a result of a shift in customer sales mix.

Amortization of Intangibles.  For the quarter ended September 29, 2007, amortization of intangibles increased $0.2 million to $1.6 million from $1.4 million for the quarter ended September 30, 2006.

Licensing Revenues. For the quarter ended September 29, 2007, licensing revenues increased $0.3 million to $2.5 million from $2.2 million for the quarter ended September 30, 2006.

Interest Expense, Net.  For the quarter ended September 29, 2007, interest expense increased $2.0 million to $20.0 million from $18.0 million for the quarter ended September 30, 2006.  Interest expense increased for the quarter ended September 29, 2007 compared to the quarter ended September 30, 2006 primarily due to (i) higher average outstanding borrowings during the period and (ii) lower interest income.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.3 million to $5.6 million for the quarter ended September 29, 2007 compared to $5.3 million for the quarter ended September 30, 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rate for the quarter ended September 29, 2007 of 34.1% differs from the federal statutory rate of 35.0% due primarily to the recording of provision to return true-up adjustments and a decrease in unrecognized tax benefits as a result of the lapse of applicable statute of limitations.  The combined federal, state, and foreign effective income tax rate for the quarter ended September 30, 2006 of 29.8% differs from the federal statutory rate of 35.0% due primarily to the tax gain on the sale of SCUSA being less than the book gain, partially offset by state income tax expense.

Nine Months Ended September 29, 2007 as Compared to the Nine Months Ended September 30, 2006

Net Sales.  Our consolidated net sales increased $120.4 million, or 16.3%, to $857.3 million for the nine months ended September 29, 2007 compared to $736.8 million for the nine months ended September 30, 2006.  Our consolidated net sales for the nine months ended September 29, 2007 included $94.7 million of sales related to our Canada segment.  Our net sales for the nine months ended September 30, 2006 included $49.0 million of sales from our former retail operations (net of eliminations between our wholesale and retail operations).  Our Domestic net sales increased $75.3 million, or 10.9%, to $763.2 million for the nine months ended September 29, 2007 compared to $687.9 million during the same period of 2006.  This sales increase occurred principally due to an increase in our conventional bedding unit volume of 11.9%, or approximately $78.4 million, partially offset by a decrease in our conventional bedding AUSP of 0.2%, or $1.6 million, compared to the same period of 2006.  Our conventional bedding unit volume increased principally due to strong demand for our Beautyrest® products.

Gross Profit.  Our consolidated gross profit increased $13.8 million to $339.6 million (39.6% of consolidated net sales) for the nine months ended September 29, 2007 compared to $325.8 million (44.2% of consolidated net sales) for the nine months ended September 30, 2006.  Our consolidated gross profit for the nine months ended September 29, 2007 included $29.8 million of gross profit associated with our Canada segment, which operated with a gross margin of 31.5% during that period.  Our consolidated gross profit for the nine months ended September 30, 2006 included $32.9 million of gross profit associate with our former retail operations (net of eliminations between our wholesale and retail operations), which operated with a gross margin of 67.2% during that period.

       Our Domestic segment gross profit increased $16.9 million to $309.8 million (40.6% of Domestic segment net sales) for the nine months ended September 29, 2007 compared to $292.9 million (42.6% of Domestic segment net sales) for the nine months ended September 30, 2006.  Our Domestic segment gross margin decreased 2.0 percentage points for the nine months ended September 29, 2007 compared to the same period of 2006, principally due to an increase in our conventional bedding material costs per unit and manufacturing cost per unit of 5.3% and 0.6%, respectively.  Our material cost per unit increased primarily due to the addition of flame retardant materials to meet the CPSC’s new regulations relating to open flame resistance standards for the mattress industry that became effective on July 1, 2007 and a change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to manufacturing inefficiencies of $4.4 million resulting from the transition to the new Beautyrest® 2007 product line and one-time conversion costs of $2.0 million related to complying with the CPSC’s new open flame resistance standard.

SG&A.  Our consolidated SG&A increased $21.6 million for the nine months ended September 29, 2007 to $258.3 million (30.1% of consolidated net sales) compared to $236.6 million (32.1% of consolidated net sales) for the nine months ended September 30, 2006.  Our consolidated SG&A for the nine months ended September 29, 2007 included $18.7 million of expenses related to our Canadian operations acquired in November 2006.  Our consolidated SG&A for the nine months ended September 30, 2006 included $28.2 million of expenses associated with our former retail operations.  Our Domestic segment SG&A increased $30.9 million to $239.6 million (31.4% of Domestic segment net sales) for the nine months ended September 29, 2007 from $208.7 million (30.3% of Domestic segment net sales) for the nine months ended September 30, 2006. Our Domestic segment SG&A increased due principally to higher (i) product roll-out costs of $18.4 million resulting primarily from the roll-out of the Beautyrest® 2007 product line that occurred in the first half of 2007; (ii) consulting and professional fees of $5.5 million due primarily to implementation of a new ERP system, implementation of cost savings initiatives, and assistance with integration of our newly acquired operations; (iii) variable selling expenses of $2.9 million due to increased unit volume partially offset by lower co-op advertising expenditures due to a shift in customer sales mix; and (iv) salaries and fringes of $2.7 million due to increased headcount.

Amortization of Intangibles.  For the nine months ended September 29, 2007, amortization of intangibles increased $0.3 million to $4.6 million from $4.2 million for the nine months ended September 30, 2006.

Licensing Revenues. For the nine months ended September 29, 2007, licensing revenues increased $1.3 million to $7.8 million from $6.5 million for the nine months ended September 30, 2006.

Interest Expense, Net. For the nine months ended September 29, 2007, interest expense decreased $4.2 million to $57.7 million from $61.9 million for the nine months ended September 30, 2006.  Interest expense for the nine months ended September 30, 2006 included deferred financing fees and refinancing costs of $6.0 million that were expensed due to the refinancing of our senior credit facility in May 2006 (the "Refinancing").  Excluding the expenses associated with the Refinancing, interest expense increased $1.7 million for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006 due principally to (i) higher average outstanding borrowings for the period and (ii) lower interest income due to less cash on hand during the period.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.8 million to $16.8 million for the nine months ended September 29, 2007 compared to $16.0 million for the nine months ended September 30, 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rate for the nine months ended September 29, 2007 of 34.0% differs from the federal statutory rate of 35.0% due primarily to the recording of provision to return true-up adjustments and a decrease in unrecognized tax benefits as a result of the lapse of applicable statute of limitations.  The combined federal, state, and foreign effective income tax rate for the nine months ended September 30, 2006 of 31.3% differ from the federal statutory rate of 35.0% primarily due to  primarily to the tax gain on the sale of SCUSA being less than the book gain, partially offset by state income tax expense.

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

Capital expenditures totaled $7.5 million and $18.2 million for the quarter and nine months ended September 29, 2007.  We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.  We anticipate our capital expenditures to be approximately $26 million for 2007 as a result of upgrading our new ERP system, additional equipment for our domestic operations to meet increased sales levels, and the capital requirements of our new Canadian operations.

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

The following table summarizes our changes in cash (in millions):

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$16.0	$64.9
Investing activities	(31.3)	43.5
Financing activities	10.1	(31.5)
Net effect of exchange rates	1.7	0.2
Increase (decrease) in cash and cash equivalents	(3.5)	77.1
Cash and cash equivalents:
Beginning of period	20.8	24.6
End of period	$17.3	$101.7

Nine Months Ended September 29, 2007 as Compared to Nine Months Ended September 30, 2006

Cash flows provided by Operating Activities.  Our cash flows from operating activities decreased $48.9 million for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006.  The decrease in cash flow from operations resulted primarily from our working capital increasing $38.0 million for the nine months ended September 29, 2007 compared to our working capital decreasing $5.7 million for the nine months ended September 30, 2006.  Our working capital, as a percentage of net sales for the last twelve months, increased to 4.1% as of September 29, 2007 compared to 2.1% as of September 30, 2006.  For the first nine months of 2007, our working capital increased $38.0 million principally due to a $45.0 million increase in our accounts receivable balance as a result of (i) our sales growth and (ii) our days sales outstanding slowing to 41 days at September 29, 2007 compared to 35 days as of December 30, 2006.  The increase in days sales outstanding compared to the beginning of the year results largely from more customers paying based on invoice terms versus paying early to receive cash discounts.

Cash flows provided by (used in) Investing Activities.  For the nine months ended September 29, 2007, our total investing activities of $31.3 million included $18.2 million for purchases of property, plant and equipment and $13.1 million for the ComforPedic Acquisition.  For the nine months ended September 30, 2006, our investing activities resulted in a $43.5 million source of cash as a result of the sale of Sleep Country USA in August 2006 for $52.7 million in cash, partially offset by $9.2 million of purchases of property, plant and equipment.  Our increased purchases of property, plant and equipment in 2007 was principally due to an ongoing upgrade of our Domestic segment ERP system and new manufacturing equipment to help meet increased demand for our products.

Cash flows provided by (used in) Financing Activities.  For the nine months ended September 29, 2007, our financing activities resulted in a $10.1 million source of cash due to borrowings under our revolving credit facility, partially offset by a dividend to Simmons Holdco, Inc.  For the nine months ended September 30, 2006, our financing activities resulted in a $31.5 million use of cash principally due to $30.0 million of debt repayments.

Debt

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving credit facility and a $492.0 million tranche D term loan facility.  Our revolving credit facility expires on December 19, 2009 and our tranche D term loan facility expires on December 19, 2011.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined in the senior credit facility), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.25%	1.25%
Tranche D term loan	2.00%	1.00%

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are increased or reduced based upon Simmons Bedding’s leverage ratio (as defined in the senior credit facility).  Our revolving loan interest rate margin will be reduced 25 basis points effective November 16, 2007 as a result of our third quarter 2007 leverage ratio being below 4.50x.  The weighted average interest rate per annum in effect as of September 29, 2007 for the senior credit facility was 7.4%.

The tranche D term loan has a mandatory principal payment of $0.3 million in September 2008 and mandatory quarterly principal payments of $1.2 million from December 31, 2008 through December 31, 2010 and mandatory quarterly principal payments of $117.2 million from March 31, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, we may be required to prepay a portion of the tranche D term loan with up to 50% of our excess cash flows (as defined in the senior credit facility) from each fiscal year.

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

Senior Discount Notes

Our senior discount notes (the “Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Simmons Company.

At any time prior to December 15, 2007, we may redeem up to 40% of the aggregate principal amount of the Discount Notes at a price of 110.0% in connection with an equity offering.  With the exception of an equity offering, the Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

       If any of the Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount”), plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.

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

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.15:1.00 at September 29, 2007; and 2.25:1.00 for December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.00:1.00 from September 29, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

We were in compliance with such covenants as of September 29, 2007.  However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods.  If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default.  We may not be able to obtain such a waiver on a timely basis or at all.  The most restrictive covenants apply to Simmons Bedding and relate to ratios of Adjusted EBITDA to cash interest expense (cash interest coverage ratio) and net debt to Adjusted EBITDA (leverage ratio), all as defined in the senior credit facility.  There is also a maximum capital expenditure limitation in the senior credit facility.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of September 29, 2007 (dollar amounts in millions, except ratios).  The terms and related calculations are defined in the senior credit facility:

September 29, 2007
Calculation of minimum cash interest coverage ratio:
Simmons Bedding twelve months ended Adjusted EBITDA(1)	$154.5
Simmons Bedding consolidated cash interest expense(2)	$54.5
Actual interest coverage ratio(3)	2.84x
Minimum permitted interest coverage ratio	2.15x

Calculation of maximum leverage ratio:
Simmons Company consolidated indebtedness	$927.1
Less: 10% senior discount notes	216.9
Simmons Bedding consolidated indebtedness	710.2
Less: Simmons Bedding cash and cash equivalents	17.3
Simmons Bedding net debt	$692.9
Simmons Bedding twelve months ended Adjusted EBITDA(1)	$154.5
Actual leverage ratio(4)	4.49x
Maximum permitted leverage ratio	5.00x

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the twelve months ended September 29, 2007 (in millions):

Net income	$14.9
Depreciation and amortization	29.0
Income taxes	10.7
Interest expense	76.6
EBITDA	$131.2

Transaction related expenses including integration costs	5.1
Reorganization expenses including management severance	4.3
Pro forma effect of Canada Acquisition(a)	3.2
Conversion costs associated with meeting new flammability standard	2.7
Non-recurring professional service fees	2.3
Management fees	1.9
ERP implementation costs	0.9
State taxes in lieu of income taxes	0.5
Pro forma effect of ComforPedic Acquisition(b)	0.4
Non-cash stock compensation expense	0.4
Other	1.6
Adjusted EBITDA	$154.5

(a)
This adjustment includes the EBITDA of Simmons Canada for the twelve months ended September 29, 2007, not already reflected in our consolidated EBITDA, as though we purchased the entity as of the beginning of the twelve month period and also includes $1.3 million of unrealized synergies that management anticipates will be achieved as a result of the Canada Acquisition.

(b)	This adjustment includes the EBITDA of Comfor Products for the twelve months ended September 29, 2007, as though we purchased the entity as of the beginning of the twelve month period.

(2)  A calculation of consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended September 29, 2007 (in millions):

Simmons Company interest expense, net	$75.7
Less: Simmons Company non-cash interest expense	(20.4)
Simmons Bedding interest expense, net	55.3
Add: Simmons Bedding interest income	0.9
Simmons Bedding gross interest expense	56.2
Less: Simmons Bedding non-cash interest expense	(1.8)
$54.5

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.
(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents toAdjusted EBITDA.

Seasonality/Other

Our third quarter sales are typically higher than sales for our other fiscal quarters.  For the last three years on average, our third quarter represented 27.0% of our annual net sales. We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

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

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products and the future costs to roll out such products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	foreign currency exchange rate risks;

•	compliance with covenants in our debt agreements;

•	our future acquisitions;

•	our ability to successfully integrate Simmons Canada and ComforPedic into our operations;

•	our ability to achieve the expected benefits from any personnel realignments;

•	our ability to successfully implement our new enterprise resource planning system; and

•	other risks and factors identified from time to time in our reports filed with the SEC.

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

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Information relative to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in Item 7A of our Annual Report on form 10-K, as amended, for the fiscal year ended December 30, 2006.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of September 29, 2007, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.5 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of September 29, 2007, we had forward contracts to sell a total of $6.1 million Canadian dollars with expiration dates ranging from October 9, 2007 to June 30, 2008.  As of September 29, 2007, the fair value of our net liability under the forward contracts was $0.7 million.  We do not apply hedge accounting to our forward contracts; therefore, contracts are marked-to-market as of each reporting date through earnings.

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

On September 29, 2007, we had floating rate debt of $500.5 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our annual interest expense by $2.5 million.

Commodity Price Risk

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, foundation constructions, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, the price of many of our goods can be impacted by fluctuations in petrochemical and steel prices. Additionally, our distribution costs can be impacted by fluctuations in diesel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

Item 4.                                Internal Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2007, that has materially affected our internal control over financial reporting.  In July 2007, we implemented a new financial accounting system in connection with our new ERP system.  The remaining modules of the ERP system will be implemented in the fourth quarter of 2007 and first half of 2008.  The financial accounting system implementation was undertaken to enhance our ERP system and not in response to any identified deficiency or weakness to our internal controls over financial reporting.  The new financial accounting system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting.

With the exception of the item discussed above, there were no other changes in internal controls in the third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note J to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors outlined in its annual report filed with the SEC on Form 10-K/A on September 6, 2007.

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

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	November 13, 2007