Form 10-K
period 2007-12-29
SIMMONS CO
filed 2008-03-26
CIK 1275211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the transition period from__________________ to _____________________

Commission file number 333-124138

SIMMONS COMPANY
(Exact name of registrant as specified in its charter)

                  Delaware                                                                                                                  20-0646221
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.

One Concourse Parkway, Suite 800, Atlanta, Georgia                                                       30328
 (Address of principal executive offices)                                                                             (Zip Code)

Registrant’s telephone number, including area code:    (770) 512-7700

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

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
Large accelerated filer: [ ]     Accelerated filer: [ ]     Non-accelerated filer: [X]     Smaller reporting company: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: [ ]             No: [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007: Not applicable

The number of shares of the registrant’s common stock outstanding as of March 26, 2008: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

As used within this report, the term “Holdings” refers only to Simmons Company, a Delaware corporation, the terms “Company,” “Simmons,” “we,” “our,” and “us” refer to Simmons Company and its subsidiaries, and the term “Simmons Bedding” refers to Simmons Bedding Company, a Delaware corporation, and its subsidiaries.  We refer to our parent company, Simmons Holdco, Inc., as "Simmons Holdco."  Holdings is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company, which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding.  All of Holdings’ business operations are conducted by Simmons Bedding.  Holdings was incorporated in 2003. We principally manufacture and sell adult-sized bedding products which we refer to as “conventional bedding products” throughout this report.

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

PART I

ITEM 1.  BUSINESS.

OVERVIEW

Founded in 1870, Simmons is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  The majority of our products are conventional innerspring mattresses and foundations that utilize our patented Pocketed Coil® and Advanced Pocketed Coil™ technologies and are marketed under our Beautyrest®, Beautyrest Black™, and Beautyrest NxG™ brand names.  In addition, we manufacture and market specialty (non-innerspring) visco-elastic products that utilizes a patented NxG™ Advanced Memory Foam under our ComforPedic by Simmons™ brand name and specialty products made from natural latex under our Natural Care™ Latex brand names.  We manufacture, sell and distribute our premium branded bedding products principally to retail and hospitality customers throughout the U.S. and Canada.  Additionally, we license our intellectual property to international companies that manufacture and sell our premium branded bedding products throughout the world and to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, airbeds and other products.   Our domestic operations sell products through a diverse nationwide base of approximately 2,300 retailers, representing over 12,200 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

We believe that we are the industry leader in product innovation which helps drive unit sales and average unit selling price (“AUSP”) increases.  Over our 138-year history, we have developed numerous innovations, including the first mass-produced innerspring mattress, the patented Pocketed Coil® and Advanced Pocketed Coil™innersprings, the “Murphy Bed,” the Hide-a-Bed® sofa and our patented “no flip” mattress.  We have proven research and development capabilities which we apply to design, develop, manufacture and market innovative sleep products that provide consumers with a better night’s sleep.

We operate 21 conventional bedding manufacturing facilities and two juvenile bedding manufacturing facilities strategically located throughout the U.S., Canada and Puerto Rico and because we have national in-house manufacturing capabilities, we have the ability to service multi-state accounts, maintain consistent quality of products and leverage research and development activities.  Our just-in-time manufacturing capability enables us to manufacture and ship approximately 97% of orders to our retail customers in the U.S. within five business days of receiving their order and also minimizes our working capital requirements.

RECENT ACQUISITIONS AND DISPOSITIONS

In June 2007, we acquired certain assets of CP Holdco, Inc., a specialty producer of foam mattresses and pillows (the “ComforPedic Acquisition”).  In November 2006, we purchased Simmons Canada Inc. (“Simmons Canada”), a former licensee of Simmons Bedding and one of the largest bedding manufacturers in Canada (the “Canada Acquisition”).  In August 2006, we sold our specialty sleep retail stores, Sleep Country USA, LLC (“SCUSA”), and now operate only as a manufacturer and distributor of bedding products principally to retailers or hospitality customers.  The sale of SCUSA is referred to as the “SCUSA Disposition”.

MERGER AND DISTRIBUTION TO SHAREHOLDERS

In February 2007, Holdings merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, a holding company.  Simmons Holdco was established to borrow $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund a distribution of $278.3 million to Holdings’ then existing class A stockholders (the transactions are collectively referred to as the “2007 Distribution”).  After the merger, the ownership structure of Simmons Holdco was identical to Holdings’ ownership structure prior to the merger.  As of December 29, 2007, Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), Fenway Partners Capital Fund II, L.P. and its affiliates (“Fenway”), and our management and directors held 70.7%, 8.4% and 20.9%, respectively, of Simmons Holdco’s voting stock, after giving effect to restricted stock and stock options issued to management and directors under our equity incentive plan.

OUR SEGMENTS

As a result of the Canada Acquisition and SCUSA Disposition, we have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  Both reportable segments manufacture, sell and distribute premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry.  We derived approximately 89% of our 2007 net sales from our Domestic segment.

INDUSTRY

We compete principally in the U.S. wholesale bedding industry, which generated sales of approximately $6.9 billion in 2007, according to the International Sleep Products Association (“ISPA”).  While there are over 550 conventional bedding manufacturers in the U.S. according to the U.S. Census Bureau, six companies (including Simmons) accounted for approximately 66% of the conventional bedding industry’s 2006 wholesale revenues and the top 15 accounted for approximately 80% of the conventional bedding industry’s 2006 wholesale revenues, according to Furniture/Today, a home furnishings industry publication.  The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.

The U.S. bedding industry has been historically characterized by growing unit demand, rising AUSP, stability in various economic environments, and minimal imports.  The compound annual growth rate of total conventional bedding industry sales has been approximately 6.5% over the last 20 years.  During this period, there has been just one year in which industry revenues declined (0.3% in 2001).  This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of conventional bedding industry sales.  In addition, high shipping costs and the short lead times demanded by mattress retailers limited imports from China to approximately 1% of the U.S. market in 2006 according to the International Trade Commission.

We believe that current demographic trends favor increased consumer spending on mattresses.  We believe these trends are particularly favorable for sales of mattresses at the premium end of the market and for queen and larger size mattresses, areas where we believe we are well-positioned.  We believe that the factors contributing to growth in these areas include:

•
growth in the number of live births from 1980 to 1990, the Echo-Boom, should result in an increase in the number of new households being established by the Echo-Boomers, those individuals born to Baby Boomers, through approximately 2015;

•
increased spending on bedding by Baby Boomers, those individuals born between 1945 and 1964, as they enter their peak earning and spending years and seek products that provide better health through better sleep;

•
growth in the total inventory of bedrooms as new homes increase in size, up 16% in average square footage from 1996 to 2006, and as second homes increase in number, up 16% from 1990 to 2000, according to the U.S. Census Bureau; and

•	increased marketing by furniture retailers due to the greater relative profitability that the bedding category provides, particularly in higher-end products.

COMPETITION

We believe that we principally compete against our top competitors on the basis of brand recognition, product innovation, product selection, quality and customer service programs, including co-operative advertising, sales force training and marketing assistance.  We believe we compare favorably to our primary competitors in each of these areas.  In addition, only a few companies (including Simmons) have national, company-operated manufacturing and distribution capabilities. According to Furniture/Today, we are the second largest bedding manufacturer in the U.S., with an estimated 14.2% share of the industry’s wholesale revenues for 2006.  We believe that our domestic market share increased in 2007 based upon a comparison of our domestic net sales increasing 11.4% in 2007 compared to ISPA reporting wholesale conventional bedding sales growing 1.4% for the industry in 2007.

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

CONVENTIONAL BEDDING PRODUCTS

Our conventional mattress products are targeted to cover a breadth of marketplace price points (currently $299 to $5,999 per queen set) and offer consumers a wide range of mattress constructions with varying styles, firmnesses and features which enables us to serve the majority of traditional and specialty consumer sleep needs.

Our mattress products are produced utilizing one or a combination of technologies or construction techniques, including Pocketed Coil® (Marshall coil) springs, Advanced Pocketed Coil™ springs, open coil innersprings, latex and/or visco-elastic foam.  The majority of our products are manufactured utilizing our patented Pocketed Coil® spring technology, which was originally developed by us in 1925.  The Pocketed Coil® spring is made of heavy gauge steel, pre-compressed, then placed in a durable, non-allergenic soft fabric pocket.  Pocketed Coil® springs work independently from each other to reduce motion across the sleep surface, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other.  This technology was upgraded with our patented Advanced Pocketed Coil™ technology, which was introduced in October 2003 and utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.

Every conventional mattress we manufacture features our innovative “no flip” design, which we were the first to distribute nationally in 2000.  This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip the mattress.  All of our mattress products were re-engineered during 2007 to comply with the U.S. Consumer Product Safety Commission’s (“CPSC”) new open flame resistance standard that went into effect on July 1, 2007.

The Beautyrest® mattress, our flagship premium product featuring the Pocketed Coil® springs, has been our primary brand since we introduced the Pocketed Coil® in 1925 and we expect it to continue generating the majority of our sales.  In January 2007, we introduced our new Beautyrest® 2007 product line, which offers higher coil densities and improved comfort features.

In July 2006, we introduced the Beautyrest Black™ product line, which targets the $1,999 - $5,999 queen retail price points, and uses our exclusive and patented Advanced Pocketed Coil™ spring.  The Beautyrest Black™ product line is targeted to those consumers seeking to indulge themselves with the ultimate in luxury with the very latest technologies.

In January 2008, we introduced the Beautyrest NxG™ product line, which targets the $1,999 - $3,499 queen retail price points, and combines the patented NxG™ Advanced Memory Foam with our patented Pocketed Coil® springs.  The Beautyrest NxG™ product line also features our patent pending EvenLoft™ design that utilizes a body contouring stretch knit fabric.

Our DeepSleep® product line was redesigned in October 2006.  The DeepSleep® product line is targeted at the queen retail price points under $1,000 for the value conscious consumers.  The DeepSleep® product line is constructed utilizing durable open coil innersprings and soft fabrics.  This product line offers comfort, durability and value.

Our specialty products include the ComforPedic by Simmons™ line, a memory foam bedding line made with a patented NxG™ Advanced Memory Foam, and the Natural Care™ Latex line.  Our uniquely formulated NxG™ Advanced Memory Foam dissipates heat to help maintain ideal sleeping temperatures, responds quickly to move more freely with the body’s contours, and provides consistent comfort. Our ComforPedic by Simmons™ product line retails at $1,899 - $3,499 queen retail price points.  Our environmentally-friendly Natural Care™ Latex product line contains a natural rubber latex based core that is mold and mildew resistant and provides pressure point relief and retails at $1,699 - $3,599 queen retail price points.

Domestically, we also manufacture and sell Simmons® branded crib mattresses, featuring interlocking coil construction for support and comfort that is durable enough to last through the toddler years, and Simmons® branded juvenile soft good products, including items such as vinyl contour changing pads and terry covers, vinyl replacement pads, and other accessory items.

CUSTOMERS

Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the attractive retail margins associated with bedding products, have enabled us to establish a strong customer base for conventional bedding products throughout the U.S. and Canada and across the major distribution channels, including furniture stores, specialty sleep shops, department stores and rental furniture stores. Additionally, we distribute domestically juvenile bedding products through mass merchandisers, furniture stores and specialty retailers.  We manufacture and supply bedding to over 12,200 outlets domestically, representing approximately 2,300 retail customers.

We also distribute branded products directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government.  Major hospitality accounts include Starwood Hotels, La Quinta Inns, Inc., and Best Western International, Inc.  In 1999, Starwood Hotels selected our Beautyrest® mattress as a product for their Heavenly Bed® program, which is included in the guest rooms of their Westin properties.

Our five largest customers accounted for approximately 23% of our product shipments for the year ended December 29, 2007 with no one customer representing more than 10% of product shipments for the year.

SALES, MARKETING AND ADVERTISING

Our revenue is principally generated through the wholesale distribution of conventional mattresses and foundations to retailers.  Our sales are dependent on our ability to create brand loyalty for our products with the end consumer.  Our selling infrastructure provides retailers with coordinated marketing campaigns, as well as local support tailored to the competitive environments of each individual market.  Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers.  We believe that our focus on better sleep and our training of our sales associates and our customers’ retail sales associates differentiates us from our competitors.

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

PATENTS AND TRADEMARKS

We own many trademarks, including Simmons®, Beautyrest®, Beautyrest Black™, ComforPedic®, ComforPedic by Simmons™, Natural Care™, Deep Sleep®, Pocketed Coil®, Advanced Pocketed Coil™ and NxG™, most of which are registered or applied for in the U.S. and in many foreign countries.  We protect portions of our manufacturing equipment and processes under both trade secret and patent law.  We possess several patents on the equipment and processes used to manufacture our Pocketed Coil® and Advanced Pocketed Coil™ innersprings.  The duration of our patents range from 2008 through 2027.  We do not consider our overall success to be dependent upon any particular intellectual property rights.

LICENSING

During the late 1980’s and early 1990’s, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements.  We now license internationally (excluding Canada) our Beautyrest® and Simmons® marks and many of our other trademarks, processes and patents to third-party manufacturers which produce and distribute conventional bedding products within their designated territories.  These licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets.  We currently have 16 foreign licensees and eight foreign sub-licensees that have rights to sell Simmons-branded products in over 100 countries.

Additionally, we currently have 11 domestic and Canadian third-party licensees and one domestic sub-licensee.  Some of these licensees manufacture and distribute bedding accessories, healthcare-related furniture and non-bedding upholstered furniture, primarily under licenses.  Additionally, we have licensed the Simmons® mark and other trademarks to manufacturers of air beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets and other products.

In 2007, 2006 and 2005, our licensing agreements as a whole generated royalties and technology fees of $10.1 million, $8.7 million and $9.1 million, respectively.

SUPPLIERS

We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts.  The major raw materials that we purchase are foam, wire, spring components, lumber, insulator pads, innersprings, foundation constructions and fabrics and other roll goods consisting of fiber and non-wovens.  We obtain a large percentage of our required raw materials from a small number of suppliers.  For the year ended December 29, 2007, we bought approximately 76% of our raw material needs from ten suppliers.  We believe that supplier concentration is common in the bedding industry.

We have supply agreements with several suppliers including Leggett & Platt, Incorporated (“L&P”), Foamex L.P. (“Foamex”), and National Standard Company.  With the exception of L&P, Foamex, and National Standard Company, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.

 L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry.  In 2007, we purchased approximately 24% of our raw materials from L&P.  To ensure a long-term and adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of certain spring components.   Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P.  National Standard Company is our exclusive supplier for the stranded wire used in our Advanced Pocketed Coil™ products.  Foamex is our exclusive supplier for NxGTM visco-foam used in all of our ComforPedic® and Beautyrest NxGTM products.

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

We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position.  Costs associated with the research and development of new products amounted to approximately $2.8 million, $2.4 million and $2.9 million for 2007, 2006 and 2005, respectively.

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

WARRANTIES AND PRODUCT RETURNS

Our conventional innerspring bedding products generally offer ten-year limited warranties against manufacturing defects and our conventional specialty bedding products offer 20 to 25 year limited warranties against manufacturing defects.  Our juvenile bedding products generally offer five-year to lifetime limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors.  The historical costs to us of honoring warranty claims have been within management’s expectations.  We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage.  We resell our non-warranty returned products primarily through as-is furniture dealers.

EMPLOYEES

As of December 29, 2007, we had approximately 3,800 full time employees.  Employees at ten of our 23 manufacturing facilities (approximately 32% of our workforce) are represented by various labor unions with separate collective bargaining agreements.  Our collective bargaining agreements are typically negotiated for two- to five-year terms.

We consider overall relations with our workforce to be satisfactory.  We have had no domestic labor-related work stoppages in over 30 years.  Prior to our ownership of our Canadian operations, Simmons Canada had a work stoppage in 2001 due to a labor dispute.  Due to the ability to shift production from one facility to another, the work stoppage had no material adverse effect on Simmons Canada’s operations.

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

REGULATORY MATTERS

As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that subject us to regulation under numerous federal and state statutes governing the environment.  Among other statutes, we are subject to the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, similar Canadian statutes and related state and provincial statutes and regulations.  We have made and will continue to make capital and other expenditures to comply with environmental requirements.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected.

As a result of our efforts to rectify the environmental contamination at and in the vicinity of two former facilities in Jacksonville, Florida and Linden/Elizabeth, New Jersey, the current levels of contamination have been diminished to levels allowing for natural attenuation and monitoring as determined by the respective state environmental agencies.  Monitoring of the Jacksonville site will continue through at least 2008 on a quarterly basis and will be reevaluated in the fourth quarter of the year.  Monitoring at the Linden/Elizabeth site is anticipated to be ongoing.  While the current estimate of such liabilities is less than $0.1 million, future liability for such matters is difficult to predict.

We have recorded an insignificant reserve based upon our best estimate to reflect our potential liability for environmental matters.  Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.

Our bedding and other product lines are subject to various federal, state and provincial laws and regulations relating to flammability, sanitation and other standards.  We believe that we are in material compliance with all such laws and regulations.  Additionally, the U.S. Consumer Product Safety Commission (“CPSC”) adopted new regulations relating to open flame resistance standards for the mattress industry which went into effect on July 1, 2007.  We were in material compliance with the new standards prior to the effective date.  Various federal, state and other regulatory agencies may adopt new laws, rules and regulations and compliance with such new laws, rules and regulations may increase our costs, alter our manufacturing processes and/or impair the performance of our products.

ITEM 1A.                      RISK FACTORS.

We operate in the highly competitive bedding industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The bedding industry is highly competitive.  There are approximately 550 bedding manufacturers in the U.S.  The top six manufacturers (including us) accounted for approximately 66% of the conventional bedding industry’s wholesale revenues in 2006 and the top 15 accounted for 80% of wholesale revenues, according to Furniture/Today, an industry publication.  The highly competitive nature of the bedding industry means we are continually subject to the potential loss of market share or the inability to gain market share, difficulty in raising prices, and margin reductions.  We may not be able to compete effectively in the future.  In addition, some of our principal competitors may be less highly-leveraged, have greater access to financial or other resources, have lower cost operations and/or be better able to withstand changing market conditions.

Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

Our products are and will continue to be subject to regulation in the U.S. and Canada by various federal, state, provincial and local regulatory authorities.  In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products.  Compliance with these regulations may negatively impact our business.  For example, the CPSC implemented open flame resistance standards that went into effect on July 1, 2007.  We modified our products using new materials and construction methods so that our currently manufactured products would be compliant with these new standards.  We incurred and will continue to incur significant costs related to the new standards.  In addition, the CPSC and other regulatory agencies may also adopt new laws, rules and regulations relating to open flame resistance and other standards.  Our product solutions will not necessarily meet all future standards.  Compliance with such new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

Legal and regulatory requirements may impose costs or charges on us that impair our business and reduce our profitability

Our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.  In addition, our operations are subject to federal, state, provincial and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations.  We may not be in complete compliance with all such requirements at all times.  Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal.  Such liability may be imposed without fault, and the amount of such liability could be material.  We are subject to investigation under various labor and employment laws and regulations by both governmental entities and employees and former employees.  Should liability be imposed as a result of such activity, particularly in the context of class or multi-plaintiff litigation, our profitability could be reduced.

Our new product launches may not be successful, which could cause a decline in our market share and our level of profitability.

Each year we invest significant time and resources in research and development to improve our product offerings.  In addition, we incur increased costs in the near term associated with the introduction of new product lines, including training of our employees in new manufacturing, sales processes, and the production and placement of new floor samples for our customers.  We are subject to a number of risks inherent in new product introductions, including development delays, failure of new products to achieve anticipated levels of market acceptance, and costs associated with failed product introductions.  For example, sales of our product lines introduced in 2005 were lower than we experienced with previous new product introductions.  Our wholesale conventional bedding unit volume decreased 8.3% in 2005 compared to 2004, principally as a result of our 2005 product line not achieving anticipated levels of market acceptance at its original price points.  In addition, we have a limited ability to increase prices on existing products, and any failure of new product introductions may reduce our ability to sell our products at appropriate price levels.

We may experience further fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.

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

We rely on a relatively small number of suppliers and third-party providers, and if we experience difficulty with a major supplier or a major third-party supplier, we may have difficulty finding alternative sources.  This could disrupt our business.

We purchase substantially all of our conventional bedding raw materials centrally to obtain volume discounts and achieve economies of scale.  We obtain a large percentage of our raw materials from a small number of suppliers.  For the year ended December 29, 2007, we bought approximately 76% of our raw materials from ten suppliers.

We have supply agreements with L&P, Foamex, and National Standard Company.  With the exception of L&P, Foamex and National Standard Company, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.

 L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry.  In 2007, we purchased approximately 24% of our raw materials from L&P.  To ensure a long-term and adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of certain spring components.  Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P.  National Standard Company is our exclusive supplier for the stranded wire used in our Advanced Pocketed Coil™ products.  Foamex is our exclusive supplier for NxG™ visco-foam used in all of our Comforpedic® and Beautyrest NxG™ products.

Because we may not be able to find alternative sources for some of these components on terms as favorable to us as we currently receive, or at all, our business, financial condition and results of operations could be impaired if we lose L&P, Foamex or National Standard Company as a supplier.  Further, if we do not reach committed levels of purchases, various additional payments could be required to be paid to L&P or National Standard Company, and certain sales volume rebates or exclusivity to certain products could be lost.

Additionally, our domestic operations primarily utilize two third-party logistics providers which, in the aggregate, accounted for approximately 72% of our outbound wholesale shipments for the year ended December 29, 2007.  Any instability of, or change in our relationship with, these providers could materially disrupt our business.

We are subject to fluctuations in the cost and availability of raw materials, which could increase our costs or disrupt our production.

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of fiber, ticking and non-wovens.  The price and availability of these raw materials, as well as the cost of fuel to transport our products to market, are subject to market conditions affecting supply and demand.  In particular, the price of many of these raw materials can be impacted by fluctuations in petrochemical and steel prices.  For example, the price of foam increased significantly in the fourth quarter of 2005 principally due to a temporary disruption in the key chemical component TDI (toluene diisocyanate) which is used in the production of polyurethane foam.  The temporary disruption of TDI resulted primarily from the hurricanes that caused extensive damage to the Gulf Coast of the U.S. and surrounding areas in August and September 2005.  Further, the price of lumber we obtain from Canada may increase due to adverse fluctuations in exchange rates.  During 2006 and 2007, the costs of all these components remained elevated above historical averages and we anticipate such costs to remain at elevated levels through 2008.  Additionally, during 2007, our distribution costs were negatively impacted by the rapid rise in diesel prices.  Our financial condition and results of operations may be impaired by further increases in raw material and diesel costs to the extent we are unable to pass those higher costs on to our customers.  In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products, and our sales may decline.

Because we depend on our significant customers, a decrease or interruption in their business with us could reduce our sales and profits.

Our top five customers collectively accounted for approximately 23% of our bedding shipments for the year ended December 29, 2007.  Most of our customer arrangements are by purchase order or are terminable at will.  Several of our customer arrangements are governed by long-term supply agreements.  A substantial decrease or interruption in business from our significant customers could result in a reduction in net sales, an increase in bad debt expense or the loss of future business, any of which could impair our business, financial condition or results of operations.  Additionally, the expiration of a long-term supply agreement could result in the loss of future business, or the payment of additional amounts to secure a contract renewal or an increase in required advertising support, any of which could impair our business, financial condition or results of operations.

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

Unfavorable economic conditions could negatively affect our revenues and profitability.

The outlook for the U.S. and world economy is uncertain and is directly affected by global factors that are beyond our control.  Such factors include oil prices, recession and fears of recession, war and fears of war, terrorist attacks, inclement weather, consumer debt, interest rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security.  If economic conditions change, our business, financial condition and results of operations could be adversely affected.  Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance.  In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to fail to meet contractual terms or their payment obligations. Such failures may impact our cash flow and ability to repay our indebtedness. A decline in economic conditions may have a material adverse effect on our business.

A change or deterioration in labor relations or the inability to renew our collective bargaining agreements could disrupt our business operations and increase our costs, which could negatively impact sales and decrease our profitability.

At ten of our 23 manufacturing facilities our employees are represented by unions.  Our union contracts are typically for two- to five-year terms.  We may not be able to renew these contracts on a timely basis or on favorable terms.  It is possible that labor union efforts to organize employees at additional non-union facilities may be successful.  It is also possible that we may experience labor-related work stoppages in the future.  Any of these developments could disrupt our business operations or increase costs, which could negatively impact our sales and profitability.

The loss of the services of any member of our executive leadership team could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.

We depend on the continued services of our executive leadership team, including Charles Eitel, our Chief Executive Officer; Stephen Fendrich, our President and Chief Operating Officer; Dominick Azevedo, our Executive Vice President – Sales; Robert Burch, our Executive Vice President – Operations; William Creekmuir, our Executive Vice President and Chief Financial Officer; Kristen McGuffey, our Executive Vice President and General Counsel; Timothy Oakhill, our Executive Vice President – Marketing and Licensing; and Kimberly Samon, our Executive Vice President – Human Resources.  The loss of any of our key officers could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.  We have non-compete agreements with our executive leadership team.  We do not carry key man insurance for any of our management executives.

We may not realize the expected benefits from the integration of new acquisitions into our operations or other profit enhancement opportunities.

As we execute our plans to achieve expected synergies from acquisitions, such as the Simmons Canada Acquisition and the ComforPedic Acquisition, we may lose key customer relationships and/or employees in the process, fail to execute the plan, have a flawed strategy, or it could cost more to implement the plan than originally anticipated.  Additionally, there could be disruption with our unions, which could result in inefficiencies in our business.  Any of these factors could result in Simmons not achieving the synergies that we anticipated when we made the acquisitions.  In addition, we continue to examine our overall business to identify further profit enhancement opportunities.  If our integration of new acquisitions or our other profit enhancement opportunities are not successful and/or improperly implemented, we may find it difficult to offer our products at a competitive price and have operational difficulties or inefficiencies in our business, all of which could negatively impact our sales and profitability.

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

We have retirement plans that are currently under funded and we will be required to make cash payments to the plans, reducing the cash available for our business.

In connection with the Canada Acquisition, we assumed Simmons Canada’s registered combined non-contributory defined benefit and defined contribution pension plan (“Pension Plan”) for substantially all of the employees of Simmons Canada and the retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada.  As of December 29, 2007, the projected benefit obligation exceeded the fair value of the plan assets of the defined benefit segment of the Pension Plan by $1.6 million.  As of December 29, 2007, the fair value of the plan assets exceeded the projected benefit obligation of the RCA by $1.3 million.  We expect to make estimated minimum funding contributions totaling approximately $2.4 million in 2008 related to the defined benefit segment of the Pension Plan and the RCA.  We also have unfunded supplemental executive retirement plans (“SERP”) for certain former executives.  As of December 29, 2007, we had a liability of $3.2 million related to the SERP and anticipate making contributions to the SERP of $0.2 million in 2008.  If the performance of the assets in the Pension Plan do not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the Pension Plan could be higher than we expected.

The actions of Simmons Holdco’s controlling stockholder could conflict with the interests of the holders of our debt.

Simmons Holdco’s stockholders include affiliates of THL, affiliates of Fenway Partners and certain members of our management and directors.  As of December 29, 2007, affiliates of THL owned 70.7% of all voting stock.  THL has the ability to elect all of the members of our board of directors, subject to certain voting agreements under our stockholders’ agreement, appoint new management and approve any action requiring the approval of our stockholders.  The directors have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends.  In February 2007, Simmons Holdco borrowed $300.0 million to distribute $278.3 million to certain of Holdings’ then existing stockholders.  In 2004, the net proceeds of the issuance of the $269.0 million aggregate amount due at maturity in 2014 10% Senior Discount Notes (“Discount Notes”) were used to pay a dividend to stockholders.  In addition, transactions may be pursued that could enhance THL’s equity investment while involving risks to our interests or the interests of our investors.  In particular, these and other actions of Simmons Holdco’s controlling stockholder could negatively impact the holders of our debt.

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

To compete effectively with other companies, we must maintain the proprietary nature of our owned and licensed intellectual property.  Despite our efforts, we cannot eliminate the following risks:

•	it may be possible for others to circumvent our trademarks, service marks, patents and other rights;
•	our products and promotional materials, including trademarks, service marks, may now or in the future violate the proprietary rights of others;
•	we may be prevented from using our own trademarks, service marks, product designs or manufacturing technology, if challenged;
•	it may be cost prohibitive to enforce or defend our trademarks, service marks, patents and other rights;
•	our pending applications regarding trademarks, service marks and patents may not result in marks being registered or patents being issued; and
•	we may be unable to protect our technological advantages when our patents expire.

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

We are subject to interest rate risk in connection with our variable rate indebtedness.  Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows.  Our annual interest expense on our floating rate indebtedness will increase by $0.6 million for each 1/8th percentage point increase in interest rates.  Additionally, Simmons Holdco’s Toggle Loan is floating rate debt for which Simmons Holdco has elected to make its next interest payment in cash for $12.3 million in August 2008.  Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  Although we are not an obligor on or guarantor of the Toggle Loan, nor are we obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on us to make cash distributions to it to make the August 2008 cash interest payment and other future cash interest payments to the extent it elects to make such interest payments in cash, and to pay principal on the Toggle Loan when due at maturity.  Cash distributions from us to Simmons Holdco will reduce our cash available for operations.

An increase in our return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

As we increase our sales, our return rates may not remain within our historical levels.  An increase in return rates could significantly impair our liquidity and profitability.  We also generally provide our customers with a limited warranty against manufacturing defects on our conventional innerspring and specialty bedding products of ten and twenty to twenty-five years, respectively.  Our juvenile bedding products generally have warranty periods ranging from five years to a lifetime.  The historical costs to us of honoring warranty claims have been within management’s expectations.  However, as we have released new products in recent years, many new products are fairly early in their product life cycles.  Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims.  However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing.  We have also experienced non-warranty returns for reasons generally related to order entry errors, shipping damage, and to accommodate customers.  If our warranty and non-warranty reserves are not adequate to cover future claims, their inadequacy could reduce our liquidity and profitability.

Our substantial indebtedness could adversely affect our financial health and reduce the cash available to support our business and operations.

On a consolidated basis, we are highly leveraged.  As of December 29, 2007, we had $901.5 million of total indebtedness outstanding and $65.4 million available on our revolving loan under our senior credit facility.  Our substantial indebtedness could have important consequences.  For example, it could:

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

•
increase our vulnerability to interest rate increases, as borrowings under the senior credit facility and certain other debt are at variable rates, resulting from financial market conditions, ratings downgrades or other factors;

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

   Holdings is a holding company that conducts no operations.  Its primary assets are deferred financing fees and the capital stock of THL-SC Bedding Company, which in turn is a holding company that conducts no operations and the only assets of which are the capital stock of Simmons Bedding.  Operations are conducted through Simmons Bedding and its subsidiaries, and Holdings’ ability to make payments on the senior unsecured discount notes is dependent on the earnings and distribution of funds from Simmons Bedding and its subsidiaries through loans, dividends or otherwise.  However, none of Holdings’ subsidiaries is obligated to make capital contributions, loans or other payments available to it for payment on the senior unsecured discount notes.  The terms of the senior credit facility significantly restrict Simmons Bedding from paying dividends and otherwise transferring assets to Holdings, except for administrative, legal and accounting services.  Further, the 7.875% senior subordinated notes significantly restrict Simmons Bedding and its subsidiaries from paying dividends to Holdings and otherwise transferring assets to Holdings.  Given the restrictions in Simmons Bedding’s existing debt instruments, we currently anticipate that, in order to pay the principal amount at maturity of the senior unsubordinated discount notes, we may be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling our equity securities or the equity securities or assets of Simmons Bedding, or seeking capital contributions or loans from our affiliates.  There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay the principal amount of the notes, or that any of such actions would be permitted by the terms of any other debt instruments of ours or our subsidiaries then in effect.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness which may not be successful.

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit the payment of principal, premium, if any, and interest on our indebtedness.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternative measures may not be successful and may not permit our subsidiaries to meet their scheduled debt service obligations.  In the absence of generating cash flow from operating activities to service our indebtedness, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  Our senior credit facility and the indentures governing our debt instruments restrict our ability to dispose of assets and use the proceeds from the disposition.  We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and such proceeds may not be adequate to meet any debt service obligations then due.  Even if we could consummate those dispositions, there is no assurance the loss of the disposed assets would not materially affect operating results. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions, and to certain financial, business and other factors, including but not limited to financial market conditions, beyond our control.  Such factors could also impair our ability to utilize the revolving loan under our senior credit facility which could cause us to default on our other obligations.

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

We depend on our management information system to run our business, and we are in the process of upgrading our current system.  We currently expect that the majority of this project will be completed by the end of the second quarter of 2008.  We have incurred significant expenses and capital expenditures in 2007 and plan to incur additional expenses and capital expenditures for the remainder of the implementation phase to complete this project.  If we fail to properly implement the upgrade or our system is disrupted in the process, and we fail to take proper measures to prepare for such contingency, our business could be materially and adversely affected.  Additionally, if the upgrade takes longer to implement than anticipated, we may require more resources which could be a distraction to key personnel of Simmons and result in more cash outlay to implement the upgrade, all of which could negatively impact our results of operations and financial condition.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate offices are located at One Concourse Parkway, Atlanta, Georgia 30328. We also maintain corporate offices in Ontario, Canada for our Canadian operations and a research and development facility in Atlanta, Georgia.  The following table sets forth selected information regarding our manufacturing facilities as of December 29, 2007 (square footage in thousands):

	SQUARE
LOCATIONS	FOOTAGE	Title
United States
Agawam, Massachusetts (Springfield)	129.0	Leased
Aurora, Colorado (Denver)	129.0	Leased
Charlotte, North Carolina	175.0	Leased
Compton, California (Los Angeles)	223.4	Leased
Coppell, Texas (Dallas) (1)	141.0	Leased
Fredericksburg, Virginia	128.5	Leased
Hazleton, Pennsylvania	214.8	Leased
Honolulu, Hawaii	63.3	Leased
Janesville, Wisconsin	290.2	Owned
Mableton, Georgia (Atlanta)	148.3	Leased
Neenah, Wisconsin (2)	40.0	Leased
Salt Lake City, Utah	77.5	Leased
San Leandro, California	257.0	Leased
Shawnee Mission, Kansas (Kansas City)	130.0	Owned
Sumner, Washington (Seattle)	150.0	Leased
Tolleson, Arizona (Phoenix)	103.4	Leased
Waycross, Georgia	217.5	Owned
York, Pennsylvania (2)	29.0	Leased

Canada
Kirkland, Quebec	157.4	Leased
Bramalea, Ontario	227.1	Leased
Calgary, Alberta	130.0	Owned
Delta, British Columbia	76.2	Leased

Puerto Rico
Trujillo Alto, Puerto Rico	50.0	Owned
	3,287.6

(1)  We have executed a lease for a new larger manufacturing facility in the Dallas area.  We entered the new facility in March 2008.
(2)  These facilities only manufacture juvenile products.

Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

In addition, as of December 29, 2007, we operated 12 retail outlet stores through our World of Sleep subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature, incidental to the conduct of our business and not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of our common equity.  As of December 29, 2007, there was one holder of record for our common stock.  As of December 29, 2007, there were 52 holders of record of class A common stock and 120 holders of record of class B common stock of Simmons Holdco, which owns 100% of our common stock.

During 2007, Simmons Holdco paid $278.3 million of merger consideration to then existing class A stockholders.  Any payment of future dividends or distributions and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our board of directors.  Our ability to pay dividends is restricted by the terms of the senior discount notes, senior credit facility, and senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

Set forth below is our selected historical consolidated financial and other operating data.  We derived our historical Statement of Income (Loss) and Balance Sheet data for 2003, 2004, 2005, 2006 and 2007 from our audited consolidated financial statements.  Our capital structure changed significantly as a result of our predecessor company (the “Predecessor Company”) being acquired by THL in December 2003 (the “THL Acquisition”) and the related financing.  Due to required purchase accounting adjustments relating to the THL Acquisition, the consolidated financial and other data for the periods subsequent to the acquisition (the “Successor” period) is not comparable to such data for the period prior to the acquisition (the “Predecessor” period).

As a result of the SCUSA Disposition and Canada Acquisition, the historical consolidated financial and other data for the periods presented exclude SCUSA’s operating results for the periods subsequent to August 2006 and include Simmons Canada’s operating results for the periods subsequent to November 2006.

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
	Successor					Predecessor
	Year	Year	Year	Year	Period from	Period from
	Ended	Ended	Ended	Ended	Dec. 20, 2003	Dec. 29, 2002
	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,	through	through
	2007	2006	2005	2004	Dec. 27, 2003	Dec. 19, 2003
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(8 Days)	(356 Days)
		(Amounts in millions)				(Amounts in millions)
Statement of Income (Loss) Data:
Net sales	$1,126.8	$961.6	$855.3	$869.9	$8.7	$797.6
Cost of goods sold (1)	676.3	544.2	488.1	477.1	7.1	413.2
Selling, general and administrative expenses (1)	346.2	311.1	293.6	309.6	4.4	300.1
Amortization of intangibles	6.1	5.7	5.7	4.9	0.3	0.3
Gain on sale of Sleep Country USA	-	(43.3)	-	-	-	-
Other (2) (3)	(10.0)	(7.9)	(8.5)	(1.2)	0.2	81.8
Operating income (loss)	108.3	152.0	76.3	79.5	(3.4)	2.2
Interest expense, net (4)	75.7	79.9	70.4	44.2	4.7	45.1
Income (loss) before income taxes	32.6	72.0	6.0	35.3	(8.1)	(42.9)
Income tax expense (benefit)	8.7	24.4	2.6	11.5	(0.8)	(8.8)
Net income (loss)	$23.9	$47.6	$3.3	$23.8	$(7.2)	$(34.1)

Balance Sheet Data:
Working capital (5)	$11.7	$6.4	$17.0	$18.0	$26.9
Cash and cash equivalents	27.5	20.8	24.6	24.2	3.7
Total assets (6) (7)	1,477.7	1,373.7	1,280.8	1,307.3	1,183.1
Total debt	901.5	896.8	907.8	917.7	770.3
Total common stockholder's equity (6) (7)	188.2	149.9	104.3	102.8	260.5
Other Data:
EBITDA (8)	$139.4	$182.0	$104.3	$102.7	$(2.7)	$24.4
Non-cash stock compensation expense	0.1	0.8	-	3.3	-	68.4
Transaction related expenditures, including
cost of products sold	4.6	1.7	0.6	8.8	1.7	22.4
Plant opening, closing charges	-	-	0.3	13.5	0.3	3.1
Management fees	1.7	1.7	1.6	1.7	-	2.8
Capital expenditures	25.1	13.6	6.8	18.2	-	8.8

(1)
Certain general and administrative costs were reclassified from selling, general and administrative expenses to cost of products sold.  Selling, general and administrative expense decreased and cost of products sold increased $5.4 million, $4.8 million, $0 million and $4.4 million for 2005, 2004, Successor 2003 and Predecessor 2003, respectively.

(2)	Includes the following items to the extent applicable for the periods presented: stock based compensation expense, plant closure charges, transaction expense, and licensing revenues.

(3)	In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). Under SFAS 123R, the fair value of our stock based compensation awards on the date of grant are recognized as an expense over the vesting period. Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for our stock based awards for our employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost was measured at the date of grant as the excess of the fair value of the award over the purchase price and recognized as an expense over the vesting period. Upon adoption of SFAS 123R, we made a one-time cumulative adjustment of less than $0.1 million to record an estimate of future forfeitures on all outstanding restricted stock awards.

(4)
Includes tender premium of $10.8 million for the 10.25% Series B senior subordinated notes which were partially redeemed in connection with the THL Acquisition and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the THL Acquisition for the Predecessor period of 2003.

(5)	Defined as current assets (excluding cash and assets held for sale), less current liabilities (excluding current maturities of long-term debt and liabilities held for sale).

(6)	In the first quarter of 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on decrecognition, classification, interest and penalities, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized an $18.3 million increase in our liability for uncertain tax position. This was accounted for as a decrease in retained earnings of $2.2 million, and increases in goodwill and deferred tax assets of $12.6 million and $3.5 million, respectively.

(7)	In the fourth quarter of 2007, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the Company’s balance sheet and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the Company’s year end balance sheet. This pronouncement does not require prior periods to be restated to reflect the impact of SFAS 158. The Company adopted SFAS 158 on December 29, 2007. The adoption of the pronouncement reduced accumulated other comprehensive income by $0.4 million and did not impact the Company’s results of operations or cash flows.

(8)	Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a non-GAAP financial measure that is defined as net income before interest expense, income taxes, depreciation and amortization. We use EBITDA, adjusted for other unusual, non-cash or non-recurring items, as a tool to measure our operating performance and, after applying various adjustments as a basis for determining the following:

•	the allocation of our resources;
•	the return on investment of acquisitions and major cash expenditures;
•	the compensation of our management;
•	the vesting of our restricted stock and stock options;
•	the valuation of our common stock; and
•	our compliance with debt covenants.

We use EBITDA as a tool for measuring our operating performance because we are and have historically had a highly-leveraged capital structure which results in significant interest expense and minimal cash tax expense.  We believe EBITDA provides useful information to the holders of our notes and security analysts by assisting them in making informed investment decisions as we have historically been valued and sold based upon multiples of EBITDA.  EBITDA differs from Adjusted EBITDA, which is defined by our senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

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

Because of these and other limitations, we report our results under GAAP and use EBITDA to measure our performance.  The following table presents for the periods set forth below a reconciliation of our net income (loss) to EBITDA (amounts in millions):

		Successor				Predecessor
	Year	Year	Year	Year	Period from	Period from
	Ended	Ended	Ended	Ended	Dec. 20, 2003	Dec. 29, 2002
	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,	through	through
	2007	2006	2005	2004	Dec. 27, 2003	Dec. 19, 2003

Net income (loss)	$23.9	$47.6	$3.3	$23.8	$(7.2)	$(34.1)
Depreciation and amortization	30.6	28.7	27.7	23.1	0.7	22.1
Income taxes	8.7	24.4	2.6	11.5	(0.8)	(8.8)
Interest expense, net	75.7	79.9	70.4	44.2	4.7	45.1
Interest income	0.5	1.3	0.3	0.1	-	0.2
EBITDA	$139.4	$182.0	$104.3	$102.7	$(2.7)	$24.4

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  The majority of our products are conventional innerspring mattresses and foundations that utilize our patented Pocketed Coil® and Advanced Pocketed Coil™ technologies and are marketed under our Beautyrest®, Beautyrest Black™, and Beautyrest NxG™ brand names.  In addition, we manufacture and market specialty (non-innerspring) visco-elastic products that utilizes a patented NxG™ Advanced Memory Foam under our ComforPedic by Simmons™ brand name and specialty products made from natural latex under our Natural Care™ brand name.  We manufacture, sell and distribute our premium branded bedding products principally to retail and hospitality customers throughout the U.S. and Canada.  Additionally, we license our intellectual property to international companies that manufacture and sell our premium branded bedding products throughout the world and to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, water beds, airbeds and other products.   Our domestic operations sell products through a diverse nationwide base of approximately 2,300 retailers, representing over 12,200 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

In November 2006, we purchased Simmons Canada, a former licensee of Simmons and one of the largest bedding manufacturers in Canada.  In August 2006, we sold our specialty sleep retail stores, SCUSA, and now operate only as a manufacturer and distributor of bedding products principally to retailers or hospitality customers.  Following the acquisition of Simmons Canada and disposition of SCUSA, we have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2007, we derived approximately 89% of our net sales from our Domestic segment.

During 2007, our Domestic conventional bedding net sales increased $102.4 million, or 11.4%, compared to 2006.  Our sales growth exceeded the ISPA reported wholesale conventional bedding sales growth of 1.4% for the industry in 2007.  We attribute our growth to effective marketing and brand development which has created strong demand for our products, particularly our Beautyrest®, Beautyrest Black™, and DeepSleep® product lines.  Additionally, our growth benefited from our product lines being competitive at a broad range of price points, effective selling practices and strong customer relationships.  In June 2007, we also expanded our specialty bedding platform by acquiring the ComforPedic® brand of specialty mattresses and pillows which utilize NxG™ Advanced Memory Foam, the next-generation of memory foam.  Although our specialty bedding business is currently a small percentage of our net sales, we anticipate that ComforPedic by Simmons™ combined with Natural Care™ Latex will grow at a much faster rate than our innerspring products and improve our market share in the growing specialty and luxury priced bedding categories.

Also during 2007, we re-engineered all of our products to be compliant with the CPSC’s new open flame resistance standard for the bedding industry that went into effect on July 1, 2007 and rolled the new compliant products out to our customers during the first half of 2007.  In the process, we incurred $6.7 million of one-time manufacturing costs related to the conversion and roll out of new products, including inefficiencies that occurred as a result of the disruption of our production processes. Our re-engineered products have added flame-retardant materials which have increased the costs our products.  Additionally, we incurred $19.2 million of incremental selling costs (floor sample discounts, marketing materials, etc.) in comparison to 2006 related to the roll out of our new products to our customers that we don’t anticipate will reoccur in 2008.

Our material costs continued to be impacted from the higher prices for steel and petroleum based products, which principally affects the cost of our foam, innerspring and foundation components.  During 2006 and 2007, the cost of these components remained elevated above historical averages and we anticipate such costs to remain at elevated levels through 2008.  Additionally, our distribution costs have been negatively impacted by the rapid rise in diesel prices.  Due to the significant increase in inflation we experienced during the last half of 2007 and are expected to experience in the first half of 2008, we have taken steps to eliminate costs from our overall cost structure and have plans to further eliminate additional costs from our future cost structure to help offset the inflation.  In addition, we implemented a price increase for our Domestic innerspring products that targets retail price points above $1,000 and all foundations in November 2007 and implemented a price increase for our Domestic innerspring products that targets retail price points below $1,000 in March 2008.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements in conformity with GAAP, we must make decisions that impact the reported amounts and the related disclosures.  Those decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We evaluate our estimates and judgments on an on-going basis.  We believe the critical accounting policies described below require management’s more significant judgments, assumptions and estimates.

Allowance for doubtful accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We evaluate the adequacy of the allowance on a periodic basis.  The evaluation includes consideration of a review of historical loss experience, the aging of the receivable balances, adverse situations that may affect a customer’s ability to pay the receivable, and prevailing economic conditions.  If the result of the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance.  This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. As of December 29, 2007 and December 30, 2006, our accounts receivable balance was $120.0 million and $92.0 million, net of the allowances for doubtful accounts, discounts and returns of $4.6 million and $4.3 million, respectively.  For 2007, 2006 and 2005, we recorded provisions for bad debt of $4.3 million (0.4% of net sales), $1.0 million (0.1% of net sales), and $0.6 million (0.1% of net sales), respectively, in our results of operations.

Impairment of goodwill.  We test goodwill for impairment on an annual basis in the fourth quarter by comparing the fair value of our reporting units to their carrying values.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  If the carrying amount exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Fair value of our reporting units is generally determined based on a weighting of the market approach and income approach methodologies.  The market approach estimates fair value by applying multiples of potential earnings, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), of similar public entities and adjusted multiples of potential earnings indicated by the THL Acquisition to our current and forward potential earnings indicators, adjusted for non-recurring items.  We believe this approach is appropriate because it provides a fair value using multiples from entities with operations and economic characteristics similar to our reporting units.  The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows.  We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operating and cash flow performance.  The income approach also incorporates the potential impact of cyclical downturns, anticipated changes in product sales mix and inflation and other changes in product costs that could occur in the reporting unit and its industry.  The income approach is based on a reporting unit’s five year projections of operating results and cash flows that are discounted using the estimate of the market based weighted average cost of capital for the bedding industry.  The future operating projections are based on consideration of past performance and the projections and assumptions used in our current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.

As of December 29, 2007 and December 30, 2006, the carrying amount of our goodwill was $540.1 million and $512.8 million, respectively.  We perform our impairment analysis at the reporting unit level.  As of October 31, 2007 (the testing date), we had two reporting units, consistent with our reportable segments:  Domestic and Canada.  The fair value significantly exceeded the carrying value of each reporting unit as of October 31, 2007.

Intangible assets.  Definite-lived intangible assets are amortized using the straight-line method, which we believe is most appropriate, over their estimated period of benefit, ranging from ten to twenty-five years.  Since we have the intent and ability to renew our trademarks and our branded products have a long history of being a market leader in the bedding industry, we determined that our trademarks will generate cash flows for an indefinite period of time and consider trademarks to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not amortized.  We review the useful lives of definite-lived and indefinite-lived intangible assets every reporting period.

We evaluate indefinite-lived intangible assets for impairment at least annually in the fourth quarter or whenever events or circumstances indicate their carrying value might be impaired.  The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair market value.  In such an event, an impairment loss is recognized equal to the amount of that excess.  Fair value of our trademarks is determined using a relief of royalty method.  The relief of royalty method assumes that, in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the trademarks.  This approach is dependent on a number of factors, including an estimates of future operating projections, royalty rates for trademarks, and a discount rate.  The future operating projections are based on consideration of past performance and the projections and assumptions used in our current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The royalty rate utilized is based on a combination of our existing agreements to license our trademarks to third-parties and licenses within the consumer products industry.  The discount rate utilized is based upon the estimate of the market based weighted average cost of capital for the bedding industry.

As of December 29, 2007 and December 30, 2006, the carrying amount of our trademarks was $492.2 million and $481.1 million, respectively.  As of October 31, 2007 (the testing date), the fair value of our trademarks significantly exceeded their carrying value.

Fair value of Simmons Holdco’s common stock.  We issue stock based awards to our management and directors.  The awards’ underlying stock is class B common stock of Simmons Holdco, which is not publicly traded.  The fair value of the class B common stock of Simmons Holdco is established by our board of directors which relies upon a quarterly independent valuation of Simmons Holdco by a third party valuation firm engaged by us for such purposes.  The third party valuation firm utilizes several methodologies to determine the fair value of Simmons Holdco’s common stock, but primarily relies upon the market approach.  The market approach estimates fair value by applying multiples of EBIT, EBITDA, net income and cash flow of similar public entities and adjusted multiples of revenue, EBIT and EBITDA utilized in comparable transactions to our operating measures, adjusted for non-recurring items.  We believe this approach is appropriate because it provides a fair value using multiples from entities with operations and economic characteristics similar to us.  The fair value of Simmons Holdco’s common stock is used to measure the stock compensation cost to be recognized as an expense over the vesting term of the stock based award.  We recognized stock compensation expense of less than $0.1 million for 2007 and 2005 and $0.8 million for 2006.  As of December 29, 2007, we had $0.7 million of unrecognized compensation cost related to unvested awards, which is expected to be recognized as an expense over a weighted average period of 1.7 years.  We paid $0.7 million and $0.1 million in 2007 and 2006 to settle stock based compensation awards.

Warranty accrual.  The conventional innerspring bedding products that we currently manufacture generally include a ten-year non-prorated warranty.  The conventional specialty bedding products that we currently manufacture generally include a non-prorated warranty of 20 to 25 years.  Our juvenile bedding products have warranty periods ranging from five years to a lifetime.  We record the estimated cost of warranty claims when products are sold.  Our new products undergo extensive quality control testing and are primarily constructed using similar techniques and materials of our historical products. Therefore, we estimate the cost of warranty claims based on historical sales and warranty returns and the current average costs to settle a warranty claim.  We include the estimated impact of recoverable salvage value in the calculation of the current average costs to settle a warranty claim.

The following table presents a reconciliation of our warranty accrual for fiscal years 2007, 2006 and 2005 (in thousands):
	December 29,	December 30,	December 31,
	2007	2006	2005
Balance at beginning of year	$3,668	$3,009	$2,715
Additional warranties issued	2,466	1,627	2,100
Accruals related to pre-existing warranties (including change in estimate)	296	98	84
Warranty settlements	(2,139)	(1,066)	(1,890)
Balance at end of year	$4,291	$3,668	$3,009

Co-operative advertising and rebate programs.  We enter into agreements with many of our customers to provide funds for advertising and promotion of our products.  We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer based on meeting certain sales targets or other metrics.  When sales are made to these customers, we record accrued liabilities pursuant to these agreements.  Based on achievement of sales levels, management regularly assesses these liabilities based on forecasted and actual sales and claims.  In assessing the liabilities, management makes judgment decisions based on its knowledge of customer purchasing habits to determine whether all the co-operative advertising earned will be used by the customer and whether the customer will meet the requirements to receive rebates.  Additionally, management must determine whether the co-operative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales.  Co-operative advertising costs are classified as a selling expense when the customer provides proof of advertising our products and our payments to the customer are less than or equal to the cost of the advertisement.  Costs of our co-operative advertising and rebate programs totaled $146.4 million, $126.5 million, and $110.9 million for 2007, 2006 and 2005, respectively.

Pensions.  In connection with the acquisition of Simmons Canada, we assumed Simmons Canada’s registered combined non-contributory defined benefit and defined contribution pension plan (“Pension Plan”) for substantially all of the employees of Simmons Canada.  Under the registered defined benefit plan segment of the Pension Plan, benefits are based upon an employee’s earnings and years of credited service.  The registered defined benefit plan is funded based on the funding requirements of applicable government regulations.  In addition, we assumed Simmons Canada’s retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the registered defined benefit plan.  Pension expenses and the pension obligations are actuarially determined and are affected by our assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the long term rate of return on plan assets.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected duration of the pension obligation.  The rate of increase in compensation levels is based on our assessment of the current and future economic environment and overall salary trends.  The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance.  A decrease of one percentage point in both the discount rate applied to projected benefit obligations and the assumed rate of return on plan assets of our defined benefit plan segment of our Pension Plan and RCA would increase our annual pension expense by $0.3 million.

Income taxes.  In the first quarter of 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the adoption of FIN 48, we recognized an $18.3 million increase in our liability for uncertain tax positions.  This was accounted for as a decrease in retained earnings of $2.2 million, and increases in goodwill and deferred tax assets of $12.6 million and $3.5 million, respectively.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.  We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (i) the tax position is not “more likely than not” to be sustained, (ii) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (iii) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken.  For purposes of evaluating whether or not a tax position is uncertain, (i) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (ii) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (iii) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken.  We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved.  The number of years with open statutes varies depending on the tax jurisdiction.  The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (i) the tax position is “more likely than not” to be sustained, (ii) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (iii) the statute of limitations for the tax position has expired.

Tax law may require items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements.  As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate).  Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense.  These timing differences create deferred tax assets and liabilities.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities.  The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse.  Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.  We will have to generate $26.8 million of taxable income to fully recognize the tax benefits of our net operating loss carryforwards for federal income tax purposes of $9.2 million as of December 29, 2007.  We will have to generate $80.7 million of taxable income to fully recognize the tax benefits of our net operating loss carryforwards for state income tax purposes of $5.5 million as of December 29, 2007.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  As of December 29, 2007 and December 30, 2006, we had a valuation allowance on our deferred tax assets of $9.3 million and $8.6 million, respectively.

Additionally, deferred tax liabilities are not recorded for undistributed earnings of our foreign subsidiaries that are deemed to be indefinitely reinvested in the foreign jurisdiction.

Self-Insurance liabilities.  We retain a portion of the risks related to our general liability, product liability, automobile, worker’s compensation and health insurance programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by considering pending claims and historical trends and data.  The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions.  The estimated liability associated with settling unpaid claims is included in accrued liabilities.  As of December 29, 2007 and December 30, 2006, we had recorded $5.3 million and $4.1 million for liabilities for exposures to unpaid self-insured claims.

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

RESULTS OF OPERATIONS

The following table sets forth historical consolidated financial information as a percent of net sales:

	Fiscal Years Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005

Net sales	100.0%	100.0%	100.0%
Cost of products sold	60.0%	56.6%	57.1%
Gross margin	40.0%	43.4%	42.9%
Selling, general and administrative	30.7%	32.4%	34.4%
Gain on sale of SCUSA	0.0%	-4.5%	0.0%
Amortization of intangibles	0.5%	0.6%	0.7%
Licensing revenues	-0.9%	-0.9%	-1.1%
Operating income	9.6%	15.8%	8.9%
Interest expense, net	6.7%	8.3%	8.2%
Income before income taxes	2.9%	7.5%	0.7%
Income taxes	0.8%	2.5%	0.3%
Net income	2.1%	5.0%	0.4%

YEAR ENDED DECEMBER 29, 2007 COMPARED TO YEAR ENDED DECEMBER 30, 2006

Net Sales.  Our net sales increased $165.2 million, or 17.2%, to $1,126.8 million for 2007 compared to $961.6 million for 2006.  Our consolidated net sales for 2007 included $125.4 million of net sales associated with our Canada segment, which was acquired in November 2006 ($12.7 million of net sales included in our consolidated net sales for 2006).  Our consolidated net sales for 2006 included $49.0 million of net sales associated with our retail operations, which were sold in August 2006.  Our Domestic segment net sales, which exclude the net sales associated with our Canada segment and our former retail operations, increased $102.4 million, or 11.4%, to $1,002.4 million for 2007 compared to $900.0 million for 2006.  Our Domestic segment net sales improved primarily as a result of increases in our conventional bedding unit volume of 10.6%, or $91.3 million, and our average unit selling price (“AUSP”) of 1.3%, or $12.8 million, compared to 2006.  Our Domestic segment unit volume increased principally due to strong demand for our Beautyrest®, Beautyrest BlackTM and DeepSleep® products, which we attribute to more effective marketing and brand development.  Additionally, our sales growth benefited from our products being competitive across a broad range of price points, effective selling practices and strong customer relationships.  Our improvement in Domestic segment AUSP was primarily attributable to the increase in products at higher price points exceeding the increase in products sold at lower price points.

Gross Profit.  Our consolidated gross profit increased $33.1 million to $450.6 million (40.0% of consolidated net sales) for 2007 compared to $417.5 million (43.4% of consolidated net sales) for 2006.  Our decline in consolidated gross margin was principally due to the sale of our former retail operations in August 2006, which sold products at higher gross margins than our wholesale operations, and the acquisition of Simmons Canada in November 2006, which sells products at lower gross margins than our Domestic segment.  Our consolidated gross profit for 2007 included gross profit from our Canada segment, acquired November 2006, of $38.8 million (31.0% of Canada segment net sales), an increase of $35.3 million compared to 2006.  Our consolidated gross profit for 2006 included $32.9 million of gross profit associated with our former retail operations (net of eliminations between our wholesale and retail operations), which operated with a gross margin of 67.2% during that period.

Our Domestic segment gross profit increased $30.7 million to $411.8 million (41.1% of Domestic segment net sales) for 2007 compared to $381.1 million (42.3% of Domestic segment net sales) for 2006.  Our Domestic segment gross margin decrease of 1.2 percentage points for 2007 compared to 2006 was due principally to an increase in our conventional bedding material cost per unit and manufacturing cost per unit of 5.9% and 0.3%, respectively.  Our material cost per unit increased primarily due to the addition of flame retardant materials to meet the CPSC’s new regulations relating to open flame resistance standards for the mattress industry that became effective on July 1, 2007 and the change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to manufacturing inefficiencies during the first half of 2007 of $4.4 million resulting from the transition to the new product lines and one-time conversion costs of $2.3 million related to complying with the CPSC’s new open flame resistance standard.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A increased $34.4 million to $346.3 million (30.7% of consolidated net sales) for 2007 compared to $311.8 million (32.4% of consolidated net sales) for 2006.  Our consolidated SG&A for 2007 included $24.9 million of expenses related to our Canada segment (19.9% of Canada segment net sales) acquired in November 2006, an increase of $22.5 million compared to 2006.  Our consolidated SG&A for 2006 included $28.2 million of expenses associated with our former retail operations (45.9% of retail net sales).  Our Domestic segment SG&A increased $40.1 million to $321.3 million (32.1% of Domestic segment net sales) for 2007 from $281.2 million (31.2% of Domestic segment net sales) for 2006.  Our Domestic segment SG&A increased due principally to higher: (i) product roll-out costs of $19.2 million resulting primarily from the roll-out of the Beautyrest® 2007 product line that occurred in the first half of 2007; (ii) consulting and professional fees of $6.5 million due primarily to implementation of a new ERP system, implementation of various cost savings initiatives, and assistance with acquisition integration; (iii) variable selling expenses of $9.2 million due to increased unit volume partially offset by lower co-op advertising expenditures as a percent of net sales due to a shift in customer sales mix; (iv) bad debt expense of $3.4 million as a result of increased customer bankruptcies and the overall economic environment; and (iv) salaries and fringes of $3.3 million principally due to increased headcount, partially offset by lower management bonuses.

Amortization of Intangibles.  For 2007, amortization of intangibles increased $0.5 million to $6.1 million from $5.7 million for 2006.

Licensing Revenues.  For 2007, licensing revenues increased $1.4 million, or 16.0%, to $10.1 million from $8.7 million for 2006.  Licensing revenues increased principally as a result of additional royalties generated from licensee sales audits of previous years.

Interest Expense, Net.  For 2007, interest expense decreased $4.3 million to $75.7 million from $79.9 million for 2006.  Interest expense for 2006 included deferred financing fees and refinancing costs of $6.0 million that were expensed due to the refinancing of our senior credit facility in May 2006 (the “Refinancing”).  Excluding the expenses associated with the Refinancing, interest expense increased $1.8 million for 2007 compared to 2006 due principally to (i) more accretion of our senior discount notes and (ii) lower interest income due to less cash on hand during 2007.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $1.2 million to $22.6 million for 2007 compared to $21.4 million for 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rate of 26.6% for the year ended December 29, 2007 differs from the federal statutory rate of 35.0% primarily due to a decrease in the U.S. multi-state and Canada federal tax rates applied to deferred items and the reversal of valuation allowances, partially offset by an increase in our liabilities for uncertain tax positions.  The combined federal, state, and foreign effective income tax rate of 33.9% for the year ended December 30, 2006 differs from the federal statutory rate of 35.0% primarily due to a larger book versus tax gain on the sale of SCUSA, partially offset by an increase in tax reserves and the effect of state income taxes.

YEAR ENDED DECEMBER 30, 2006 (52-WEEKS) COMPARED TO YEAR ENDED DECEMBER 31, 2005 (53-WEEKS)

Net Sales.  Our consolidated net sales increased $106.3 million, or 12.4%, to $961.6 million for 2006 compared to $855.3 million for 2005.  Our consolidated net sales for 2006 and 2005 included $49.0 million and $67.2 million, respectively, of net sales associated with our retail operations, which were sold in 2006.  Our consolidated net sales for 2006 included $12.7 million of net sales associated with our Canada segment, which was acquired in November 2006.  Our Domestic segment net sales, which excludes the net sales associated with our Canadian operations and our former retail operations, increased $111.9 million, or 14.2%, to $900.0 million for 2006 compared to $788.1 million for 2005.  We estimated the additional week in our fiscal year 2005 added approximately $12.4 million of sales to our 2005 results.  Our Domestic net sales improved in 2006 principally due to an increase in our conventional bedding unit volume of 10.8%, or $80.8 million, and AUSP of 4.0%, or $32.8 million, compared to 2005.  Our Domestic unit volume increased principally due to improved product offerings combined with a more effective sales approach following the reorganization of our sales force in December 2005.  Our improvement in Domestic AUSP was primarily attributable to the price increase implemented during the fourth quarter of 2005 to help minimize the impact of rising raw material costs, partially offset by a change in our sales mix.

Gross Profit.  Our consolidated gross profit increased $50.3 million to $417.5 million (43.4% of consolidated net sales) for 2006 compared to $367.1 million (42.9% of consolidated net sales) for 2005.  Our consolidated gross profit for 2006 included $3.5 million associated with our Canada segment.  Our consolidated gross profit for 2006 and 2005 included $32.9 million and $44.9 million, respectively, associated with our former retail operations (net of eliminations between our wholesale and retail operations), which operated with a gross margin of 67.2% and 66.9% for 2006 and 2005, respectively.

Our Domestic segment gross profit increased $58.9 million to $381.1 million (42.3% of Domestic segment net sales) for 2006 compared to $322.2 million (40.9% of Domestic segment net sales) for 2005.  Our Domestic segment gross margin increased 1.4 percentage points, principally due to our sales mix and conventional bedding manufacturing cost per unit decreasing 9.8% for 2006 compared to 2005 as a result of favorable manufacturing efficiencies driven by our unit volume growth.  Partially offsetting the improvement in manufacturing cost per unit, our Domestic segment gross margin was negatively impacted by a 6.4% increase in our conventional bedding material cost per unit due principally to inflation in polyurethane foam costs in the fourth quarter of 2005.

SG&A.  Our consolidated SG&A increased $17.6 million for 2006 to $311.8 million (32.4% of consolidated net sales) compared to $294.3 million (34.4% of consolidated net sales) for 2005.  Our consolidated SG&A for 2006 included $2.6 million of expenses related to our Canada operations acquired in November 2006.  Our consolidated SG&A for 2006 and 2005 included $28.2 million and $37.8 million, respectively, of expenses associated with our former retail operations.  Our Domestic segment SG&A increased $24.7 million to $281.2 million (31.2% of Domestic segment net sales) for 2006 from $256.5 million (32.5% of Domestic segment net sales) for 2005. Our Domestic segment SG&A as a percentage of net sales decreased 1.3 percentage points due primarily to fixed selling, general and administrative expenses being allocated over a larger sales base.  Our Domestic segment SG&A increased due principally to higher: (i) variable selling expenses of $25.1 million due to increased unit volume and more co-op advertising expenditures classified as a selling expense and (ii) management bonuses of $6.8 million.  Partially offsetting these increases, our selling salaries and fringes decreased $9.4 million principally due to our sales force reorganization in December 2005 which reduced our headcount and our product rollout costs decreased $3.0 million due to the timing of new product introductions.

Amortization of Intangibles. For 2006, amortization of intangibles of $5.7 million remained consistent with 2005.

Licensing Revenues.  For 2006, licensing revenues decreased $0.4 million, or 4.8%, to $8.7 million from $9.1 million for 2005.  Our licensing revenues decreased principally due to a decline in a licensee’s sales of Simmons® branded product as a result of the licensee’s loss of a significant customer.

Interest Expense, Net.  For 2006, interest expense increased $9.6 million, or 13.6%, to $79.9 million from $70.4 million for 2005.  Interest expense increased principally due to the expensing of $6.0 million of deferred financing fees and refinancing costs in 2006 associated with the Refinancing.  Excluding the expenses related to the Refinancing, interest expense for 2006 compared to 2005 increased $3.6 million due primarily to (i) higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings and reduced interest rate margins as a result of the Refinancing; and (ii) increased accretion on our Discount Notes.  Our non-cash interest expense, which includes the accretion of our Discount Notes, the amortization of deferred financing fees, and the expensing of fees associated with the Refinancing, was $26.3 million and $19.7 million for 2006 and 2005, respectively.

Income Taxes.  The combined federal, state, and foreign effective income tax rate of 33.9% for 2006 differs from the federal statutory rate of 35.0% primarily due to a larger book versus tax gain on the sale of SCUSA, partially offset by an increase in tax reserves and the effect of state income taxes.   The combined federal, state, and foreign effective income tax rate of 44.2% for 2005 differs from the federal statutory rate of 35.0% primarily due to the expiration of unused state net operating loss benefits.

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

Capital expenditures totaled $25.1 million for fiscal year 2007.  We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.  We anticipate our capital expenditures in 2008 to be similar to 2007 as a result of implementing the final phases of our new ERP system and projected additional equipment for our Domestic operations to meet increased sales levels.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt.  Our affiliates, significant shareholders, or we may from time to time, in their or our sole discretion, purchase, repay, redeem or retire any outstanding debt or equity securities (including any publicly issued debt) in privately negotiated or open market transactions by tender offer or otherwise.

Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards.  In 2007, we paid cash taxes of $1.3 million. We expect our cash paid for taxes to be slightly higher in 2008.

The following table summarizes our changes in cash (in millions):

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$66.2	$102.3	$40.2
Investing activities	(40.4)	(74.2)	(9.7)
Financing activities	(20.9)	(31.6)	(30.1)
Effect of exchange rate changes on cash	1.9	(0.3)	-
Change in cash and cash equivalents	6.7	(3.8)	0.4
Cash and cash equivalents
Beginning of year	20.8	24.6	24.2
End of year	$27.5	$20.8	$24.6

Year Ended December 29, 2007 Compared With the Year Ended December 30, 2006

Cash flows from operating activities.  For 2007 compared to 2006, our cash flows from operations decreased $36.1 million.  The decrease in cash flow from operations resulted primarily from our working capital being a $5.2 million use of cash in 2007 compared to being a $10.6 million source of cash in 2006.  Our working capital, as a percentage of net sales, increased to 1.0% as of December 29, 2007 compared to 0.7% as of December 30, 2006.  Our working capital was a use of cash in 2007 principally due to a $27.9 million increase in our accounts receivable balance as a result of (i) our sales growth and (ii) our days sales outstanding slowing to 41 days at December 29, 2007 compared to 35 days at December 30, 2006.  Our days sales outstanding slowed principally due to customer sales mix and more customers paying based on invoice terms instead of paying early to receive a cash discount.  Partially offsetting the increase in receivables, our accrued liabilities increased $21.8 million for 2007 compared to 2006 as a result of the timing of cash payments.

Cash flows used in investing activities.  For 2007, our cash flows used in investing activities included $25.1 million for purchases of property, plant and equipment and $15.4 million for the ComforPedic Acquisition.  For 2006, our cash used in investing activities included the purchase of Simmons Canada for $113.1 million, net of cash acquired, and capital expenditures of $13.6 million, which were partially offset by the proceeds from the sale of SCUSA of $52.4 million.  Our increased purchases of property, plant and equipment in 2007 was principally due to an ongoing upgrade to our Domestic segment ERP system and new manufacturing equipment to help meet increased demand for our products.

Cash flows used in financing activities.  For 2007, our financing activities resulted in a $20.9 million use of cash due principally to a $15.0 million voluntary payment on our senior credit facility and a $5.0 million dividend to Simmons Holdco, Inc.  For 2006, our financing activities resulted in a $31.6 million use of cash due principally to mandatory and voluntary payments on our senior credit facility totaling $29.9 million.

Year Ended December 30, 2006 Compared With the Year Ended December 31, 2005

Cash flows from operating activities.  For 2006 compared to 2005, our cash flows from operations increased $62.1 million.  The increase in cash flow from operations resulted primarily from (i) our increase in sales and net income and (ii) a decrease in working capital of $10.6 million for 2006 compared to 2005.  Our working capital decreased principally due to a $31.7 million increase in accounts payable and accrued liabilities for 2006 compared to 2005 as a result of the timing of cash payments.

Cash flows used in investing activities.  For 2006, our cash used in investing activities included the purchase of Simmons Canada for $113.1 million, net of cash acquired, and capital expenditures of $13.6 million, which were partially offset by the proceeds from the sale of SCUSA of $52.4 million.  For 2005, our cash used in investing activities included a payment of contingent consideration of $3.3 million related to the Juvenile Acquisition and capital expenditures of $6.8 million.  Our increased purchases of property, plant and equipment in 2006 was principally for new manufacturing equipment to help meet increased demand for our products.

Cash flows used in financing activities.  For 2006, our financing activities resulted in a $31.6 million use of cash due principally to mandatory and voluntary payments on our senior credit facility totaling $29.9 million.  For 2005, our financing activities resulted in a $30.1 million use of cash due principally to mandatory and voluntary payments on our senior credit facility totaling $26.7 million.

Debt

        As of December 29, 2007, our debt outstanding was $901.5 million compared to $896.8 million as of December 30, 2006.  Our debt outstanding was primarily our senior credit facility, senior subordinated notes and senior discount notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  Our revolving loan facility expires on December 19, 2009 and our tranche D term loan facility expires on December 19, 2011.  As of December 29, 2007, we had the availability to borrow $65.4 million under the revolving loan facility after giving effect to $9.6 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.00%	1.00%
Tranche D term loan	2.00%	1.00%

 The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio.  The weighted average interest rate per annum in effect as of December 29, 2007 for the tranche D term loan was 7.32%.

  The tranche D term loan has a mandatory principal payment of $113.5 million due on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the senior credit facility) from each fiscal year.  The Company is not required to prepay a portion of the tranche D term loan in fiscal year 2008.

Senior Subordinated Notes

Our $200.0 million of senior subordinated notes due 2014 (the “Subordinated Notes”) bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15.  The Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

Senior Discount Notes

Our senior discount notes (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  As of December 29, 2007, the net amount of Discount Notes outstanding was $222.2 million.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

The Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

 If any of the Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount”), plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions are made prior to June 15, 2010, we will make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

Debt Covenants

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage and total leverage ratios.  The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.  The financial covenants are as follows:

1)
A ratio of adjusted EBITDA to cash interest expense (minimum cash interest coverage ratio), with compliance levels ranging from cash interest coverage of no less than 2.25:1.00 for December 29, 2007; 2.75:1.00 from March 29, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)
A ratio of net debt to adjusted EBITDA (maximum leverage ratio), with compliance levels ranging from total leverage of no greater than 5.00:1.00 for December 29, 2007; 4.50:1.00 from March 29, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

        We were in compliance with such covenants as of December 29, 2007.  However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods.  If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default.  We may not be able to obtain such a waiver on a timely basis or at all.  The most restrictive covenants apply to Simmons Bedding and relate to minimum cash interest coverage ratio and maximum leverage ratio, all as defined in the senior credit facility.  There is also a maximum capital expenditure limitation in the senior credit facility.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of December 29, 2007.  The terms and related calculations are defined in the senior credit facility, which is incorporated by reference as Exhibit 10.16 of this report (in millions, except ratios):

Calculation of minimum cash interest coverage ratio:
Simmons Bedding Adjusted EBITDA(1)	$157.2
Simmons Bedding cash interest expense(2)	$54.3
Actual interest coverage ratio(3)	2.90	x
Minimum permitted interest coverage ratio	2.25	x

Calculation of maximum leverage ratio:
Simmons Bedding debt(4)	$679.3
Less: Simmons Bedding cash and cash equivalents(5)	19.3
Net Simmons Bedding debt	$660.0
Adjusted EBITDA(1)	$157.2
Actual leverage ratio(6)	4.20	x
Maximum permitted leverage ratio	5.00	x

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the year ended December 29, 2007 (in millions):

Year Ended December 29, 2007

Net income	$23.9
Depreciation and amortization	30.6
Income taxes	8.7
Interest expense, net	75.7
Interest income	0.5
EBITDA	$139.4

Transaction expenses including integration costs	4.6
Non-recurring professional service fees	3.1
Reorganization expenses including management severance	2.4
Conversion costs associated with meeting new flammability standard	2.3
Management fees paid to THL	1.7
ERP system implementation costs	1.6
Other	1.9
Pro forma effect of ComforPedic acquisition	0.3
Simmons Bedding Adjusted EBITDA	$157.2

(2)         A calculation of Simmons Bedding cash interest expense for 2007 (in millions):

Simmons Company consolidated interest expense, net	$75.7
Less: Simmons Company non-cash interest expense	(20.8)
Simmons Bedding interest expense, net	54.8
Add: Simmons Bedding interest income	0.5
Add: Simmons Bedding interest capitalized	0.7
Simmons Bedding gross interest expense	56.0
Less: Simmons Bedding non-cash interest expense	(1.8)
Simmons Bedding cash interest expense	$54.3

(3)	Represents ratio of Adjusted EBITDA to cash interest expense.

(4)	A calculation of Simmons Bedding debt as of December 29, 2007 (in millions):

Simmons Company consolidated debt	$901.5
Less: Simmons Company debt	(222.2)
Simmons Bedding debt	$679.3

(5)	A calculation of Simmons Bedding cash and cash equivalents as of December 29, 2007 (in millions):

Cash and cash equivalents	$27.5
Less: Canadian bankers acceptance notes	(8.2)
Simmons Bedding cash and cash equivalents	$19.3

(6)	Represents ratio of debt less cash and cash equivalents to Adjusted EBITDA.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 29, 2007 (in millions):

		Payment Due by Year
Contractual obligations:	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt (1)	$948.3	$0.8	$91.2	$466.2	$390.1
Interest payments on long-term debt (2)	322.6	50.8	127.4	75.5	68.9
Operating leases	73.0	19.6	28.2	14.8	10.4
Component purchase commitments	86.9	23.6	43.3	20.0	-
Other (3)	25.0	2.5	10.5	12.0	-
Total contractual obligations	$1,455.8	$97.3	$300.6	$588.5	$469.5

Other commercial commitments:
Standby letters of credit	$9.6	$9.6	$-	$-	$-

(1) Includes $46.8 million of original issue discount on the Discount Notes.
(2) Anticipated interest payments based on current interest rates and amounts outstanding as of December 29, 2007.
(3) Represents potential earn-out payments related to the ComforPedic Acquisition

In addition, under the terms of the management agreement entered into in connection with the THL Acquisition, Simmons Bedding is required to pay an affiliate of THL an aggregate fee of no less than $1.5 million a year.  Under its terms, the management agreement will be terminated by THL upon the consummation of an equity offering and Simmons Bedding will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.  The management fee is not included in the contractual obligations table.

In February 2008, we provided Simmons Holdco $16.3 million of cash in the form of a dividend so that Simmons Holdco could pay cash interest on the Toggle Loan.  Simmons Holdco has elected to make its August 2008 interest payment of $12.3 million on the Toggle Loan in cash.  Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  Although we are not an obligor on or guarantor of the Toggle Loan, nor are we obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on us to make cash distributions to it to make the August 2008 cash interest payment and other future cash interest and principal payments to service its debt.  The interest payment on the Toggle Loan is not included in the contractual obligations table.

Because we are uncertain as to if or when settlements may occur, the contractual obligation table does not reflect our FIN 48 net liability of $17.6 million related to uncertain tax positions.  Details regarding this liability are presented in Note M of the Notes to the Consolidated Financial Statements of this Form 10-K.

We anticipate making contributions of approximately $2.4 million in 2008 to the defined benefit segment of the Pension Plan and the RCA.  The contributions principally represent contributions required by funding regulations.  Details regarding this liability are presented in Note N of the Notes to the Consolidated Financial Statements of this Form 10-K.

SEASONALITY/OTHER

Our third quarter sales are typically higher than our other fiscal quarters.  We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

 Most of our sales are by short term purchase orders.  Because our level of production is generally prompted to meet customer demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note B in the Notes to our Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995.

 This Annual Report on form 10-K includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this Annual Report on form 10-K speak only as of the date of this Annual Report on form 10-K.  These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved.  Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations.  These factors include, but are not limited to: (i) general economic and industry conditions; (ii) competitive pricing pressures in the bedding industry; (iii) legal and regulatory requirements; (iv) the success of our new products and the future costs to roll out such products; (v) our relationships with and viability of our major suppliers; (vi) fluctuations in our costs of raw materials; (vii) our relationship with and viability of significant customers and licensees; (viii) our ability to increase prices on our products and the effect of these price increases on our unit sales; (ix) an increase in our return rates and warranty claims; (x) our labor relations; (xi) departure of our key personnel; (xii) encroachments on our intellectual property; (xiii) our product liability claims; (xiv) our level of indebtedness; (xv) interest rate risks; (xvi) foreign currency exchange rate risks; (xvii) compliance with covenants in our debt agreements; (xviii) our future acquisitions; (xix) our ability to successfully integrate ComforPedic into our operations; (xx) our ability to achieve the expected benefits from any personnel realignments; (xxi) our ability to successfully implement our new enterprise resource planning system; and (xxii) other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

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

Market Risk

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future foreign currency exchange rates, interest rates, commodity prices and equity prices.  We seek to minimize or manage these market risks through normal operating and financing activities and through the use of derivative instruments, where practicable.  We do not trade or use instruments with the objective of earning financial gains on the market fluctuations, nor do we use instruments where there are not underlying exposures.

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used in some instances as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of December 29, 2007, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.7 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of December 29, 2007, we had forward contracts to sell a total of $7.7 million Canadian dollars with expiration dates ranging from December 31, 2007 to November 28, 2008.  As of December 29, 2007, the fair value of our net obligation under the forward contracts was a loss of $0.6 million.  We do not apply hedge accounting to our forward contracts, therefore the contracts are marked-to-market as of each reporting date through earnings.

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

On December 29, 2007, we had floating rate debt of $469.6 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before taxes by $2.7 million in 2007.

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

Equity Price Risk

Our defined benefit plans hold investments in both equity and fixed income securities.  Our annual contribution amount to such plans is dependent upon, among other things, the return on the plans’ assets.  The annual contribution amount could increase if equity prices decrease.  Our estimated contributions to the plans for 2008 are $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIMMONS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Simmons Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Simmons Company and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, Simmons Company and its subsidiaries changed their method of accounting for uncertainty in income taxes as of December 31, 2006 and their method of accounting for defined benefit pension and other postretirement plans as of December 29, 2007.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 25, 2008

 SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	$1,126,841	$961,625	$855,276
Cost of products sold	676,255	544,164	488,129
Gross profit	450,586	417,461	367,147

Operating expenses:
Selling, general and administrative expenses	346,252	311,839	294,266
Gain on sale of Sleep Country USA	-	(43,311)	-
Amortization of intangibles	6,146	5,655	5,693
Licensing revenues	(10,085)	(8,691)	(9,128)
	342,313	265,492	290,831

Operating income	108,273	151,969	76,316

Interest expense, net	75,661	79,928	70,355
Income before income taxes	32,612	72,041	5,961
Income tax expense	8,663	24,427	2,636
Net income	23,949	47,614	3,325

Other comprehensive income (loss):
Foreign currency translation adjustment	21,774	(2,729)	4
Comprehensive income	$45,723	$44,885	$3,329

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$27,520	$20,784
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $4,550 and $4,329	119,984	92,035
Inventories	35,207	26,718
Deferred income taxes	5,953	3,136
Prepaid expenses	11,167	10,426
Other current assets	8,161	8,997
Total current assets	207,992	162,096

Property, plant and equipment, net	87,449	73,185
Goodwill	540,126	512,818
Intangible assets, net	604,547	592,802
Other assets	37,539	32,753
Total assets	$1,477,653	$1,373,654

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$772	$778
Accounts payable	72,484	60,318
Accrued liabilities	96,366	74,594
Total current liabilities	169,622	135,690

Long-term debt	900,716	896,001
Deferred income taxes	190,321	177,692
Other	28,842	14,410
Total liabilities	1,289,501	1,223,793

Commitments and contingencies (Notes J and O)

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,613	102,843
Retained earnings	68,714	51,961
Accumulated other comprehensive income (loss)	18,824	(2,595)
Treasury stock	-	(2,349)
Total stockholder's equity	188,152	149,861
Total liabilities and stockholder's equity	$1,477,653	$1,373,654

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

						Common	Accumulated Other Comprehensive Income (Loss)
			Additional			Stock	Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Deferred	Held in	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Earnings	Comp.	Treasury	Translation	Plans	Equity

December 25, 2004*	100	$1	$102,194	$1,323	$(170)	$(650)	$130	$-	$102,828
Net income	-	-	-	3,325	-	-	-	-	3,325
Foreign currency translation	-	-	-	-	-	-	4	-	4
Comprehensive income				3,325	-	-	4	-	3,329
Issuance of common stock held in treasury	-	-	283	-	(295)	13	-	-	1
Stock compensation expense	-	-	-	-	9	-	-	-	9
Forfeitures of restricted stock	-	-	(95)	-	95	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	-	-	(1,820)	-	-	(1,820)
December 31, 2005*	100	1	102,382	4,648	(361)	(2,457)	134	-	104,347
Net income	-	-	-	47,614	-	-	-	-	47,614
Foreign currency translation	-	-	-	-	-	-	(2,729)	-	(2,729)
Comprehensive income (loss)				47,614	-	-	(2,729)	-	44,885
Issuance of common stock held in treasury	-	-	13	(301)	-	542	-	-	254
Stock compensation expense	-	-	760	-	-	-	-	-	760
Adoption of Statement of Financial Standard 123R	-	-	(361)	-	361	-	-	-	-
Tax windfall resulting from restricted stock awards	-	-	49	-	-	-	-	-	49
Purchase of treasury stock, at cost	-	-	-	-	-	(434)	-	-	(434)
December 30, 2006*	100	1	102,843	51,961	-	(2,349)	(2,595)	-	149,861
Net income	-	-	-	23,949	-	-	-	-	23,949
Foreign currency translation	-	-	-	-	-	-	21,774	-	21,774
Comprehensive income				23,949	-	-	21,774	-	45,723
Stock compensation expense	-	-	93	-	-	-	-	-	93
Adoption of Statement of Financial Standard 158	-	-	-	-	-	-	-	(355)	(355)
Retirement of treasury stock	-	-	(2,350)	-	-	2,350	-	-	-
Dividend to Simmons Holdco, Inc. (See Note O)	-	-	-	(4,963)	-	-	-	-	(4,963)
Adoption of FIN 48 (See Note M)	-	-	-	(2,233)	-	-	-	-	(2,233)
Tax windfall resulting from restricted stock awards	-	-	27		-	-	-	-	27
Purchase of treasury stock, at cost	-	-	-	-	-	(1)	-	-	(1)
December 29, 2007	100	$1	$100,613	$68,714	$-	$-	$19,179	$(355)	$188,152

* Recast to give effect to the merger (see Note C)
The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$23,949	$47,614	$3,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,625	28,688	27,722
Non-cash stock compensation expense	93	760	9
Provision for bad debts, net	556	(117)	488
Provision for deferred income taxes	6,673	23,110	1,982
Gain on sale of Sleep Country USA	-	(43,311)	-
Non-cash interest expense	22,583	27,322	19,539
Net changes in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(24,351)	5,429	10,947
Inventories	(7,366)	4,954	250
Other current assets	31	(3,233)	4,447
Accounts payable	11,328	14,557	(9,354)
Accrued liabilities	14,136	4,265	(5,167)
Other, net	(12,074)	(7,770)	(13,948)
Net cash provided by operating activities	66,183	102,268	40,240

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,055)	(13,553)	(6,797)
Purchase of certain assets of Comfor Products, Inc.	(15,379)	-	-
Purchase of Simmons Canada, net of cash aquired	-	(113,098)	-
Proceeds from the sale of Sleep Country USA, net	-	52,417	-
Purchase of certain assets of Simmons Juvenile Products	-	-	(3,337)
Other, net	-	-	446
Net cash used in investing activities	(40,434)	(74,234)	(9,688)

Cash flows from financing activities:
Borrowings on tranche D term loan	-	480,000	-
Payments on tranche D term loan	(15,000)
Repayments on tranche C term loan	-	(369,933)	(26,668)
Repayment of senior unsecured term loan	-	(140,000)	-
Payments of other debt, net	(950)	(477)	(549)
Dividend to Simmons Holdco, Inc.	(4,963)	-	-
Excess tax benefits from stock-based compensation	27	49	-
Payments of financing costs	-	(1,039)	(1,104)
Other	(1)	(181)	(1,819)
Net cash used in financing activities	(20,887)	(31,581)	(30,140)

Net effect of exchange rate changes on cash	1,874	(291)	4
Change in cash and cash equivalents	6,736	(3,838)	416
Cash and cash equivalents, beginning of year	20,784	24,622	24,206
Cash and cash equivalents, end of year	$27,520	$20,784	$24,622

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$49,625	$58,504	$48,453
Cash paid for income taxes	$1,347	$1,569	$345

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY

Simmons Company and its subsidiaries (collectively the “Company” or “Simmons”) is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names, including Beautyrest®, Beautyrest Black TM, ComforPedic by SimmonsTM, Natural CareTM Latex, Beautyrest BeginningsTM, and Deep Sleep®.   The Company manufactures, sells and distributes its premium branded bedding products principally to retail and hospitality customers, throughout the U.S. and Canada, and licenses its intellectual property to international companies that manufacture and sell the Company’s premium branded bedding products throughout the world.  Additionally, the Company has licensed its intellectual property to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, air beds and other products.  The Company’s domestic operations sell products through a diverse nationwide base of approximately 2,300 retailers, representing over 12,200 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

Simmons Company (“Simmons Company” or “Holdings”) is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company, which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding Company.  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its subsidiaries (collectively “Simmons Bedding”).  Simmons Bedding became a wholly-owned subsidiary of Simmons Company as a result of Holdings’ acquisition of Simmons Holdings, Inc. on December 19, 2003 (the “THL Acquisition”).

During 2006, the Company sold its subsidiary Sleep Country USA, LLC (“SCUSA”), which operated specialty sleep stores, and purchased Simmons Canada Inc. (“Simmons Canada”), a former licensee of Simmons and one of the largest bedding manufacturers in Canada.

During 2007, the Company acquired certain assets of Comfor Products, Inc. (the “ComforPedic Acquisition”), a specialty producer of foam mattresses and pillows, for $15.4 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance (see Note D – Acquisitions and Dispositions).

In February 2007, the Company merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, Inc., a holding company established to borrow $300.0 million under a senior unsecured loan to fund a distribution of $278.3 million to the then existing class A stockholders of the Company (see Note C – Merger and Distribution to Stockholders).

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

FISCAL YEAR

The fiscal year of the Company ends the last Saturday in December.  The fiscal years for the consolidated financial statements presented consist of a 52-week period for fiscal years 2007 and 2006 and a 53-week period for fiscal year 2005.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of trade receivables and miscellaneous receivables recorded net of customer credits and allowances for doubtful receivables, discounts and returns.  The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions.  If the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance.  This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.  Our allowance for doubtful accounts was $2.7 million and $2.0 million as of December 29, 2007 and December 30, 2006, respectively.  The Company recorded provisions for bad debt of $4.3 million, $1.0 million and $0.6 million for 2007, 2006 and 2005, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The cost of inventories includes raw materials, direct labor and manufacturing overhead costs.  The Company expenses abnormal amounts of idle facility costs, freight and handling costs as incurred.  The Company allocates fixed production overheads to conversion costs based on the normal capacity of the production facilities. Prior to the adoption of Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment to ARB No. 43, Chapter 4 (“SFAS 151”), at the beginning of 2006, the Company allocated certain general and administrative costs to inventory.  After the adoption of SFAS 151, the Company no longer allocates such general and administrative costs to inventory.  In 2005, the Company recognized $5.4 million of general and administrative expenses in cost of products sold.

The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other economic factors.

CUSTOMER SUPPLY AGREEMENTS

The Company from time to time enters into long-term supply agreements with its customers.  The Company capitalizes any initial cash or credit memos provided to its customers that are subject to refundability and reduces sales for any initial cash or credit memos provided to its customers that are not subject to refundability.  The capitalized costs are included in other assets in the accompanying Consolidated Balance Sheets and are amortized as a reduction of sales based on the terms of the supply agreements.  The terms of the supply agreements generally range from one to five years.  The consideration used for long-term supply agreements are included in the net change in operating activities “other, net” in the accompanying Consolidated Statements of Cash Flows.  Amortization related to these contracts was $10.6 million, $12.3 million and $10.7 million in 2007, 2006 and 2005, respectively.

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

Buildings and improvements	10 - 45 years
Leasehold improvements	2 - 12 years
Machinery and equipment	2 - 15 years
Office furniture and equipment	3 - 7 years

Costs related to computer software developed or purchased for internal use are capitalized under Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use.  Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use software and (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project.  Costs incurred during the preliminary project stage or for data conversion activities, training, maintenance, or overhead are expensed as incurred.  Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. The capitalized computer software costs are included in office furniture and equipment and start depreciating when the software is substantially complete and placed in service.

GOODWILL

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter by comparing the fair value of its reporting units to their carrying values.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  If the carrying amount exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Fair value of the Company’s reporting units is generally determined based on a weighting of the market approach and income approach methodologies.  The market approach estimates fair value by applying multiples of potential earnings, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), of similar public entities and adjusted multiples of potential earnings indicated by the THL Acquisition to the Company’s current and forward potential earnings indicators, adjusted for non-recurring items.  Management believes this approach is appropriate because it provides a fair value using multiples from entities with operations and economic characteristics similar to the Company’s reporting units.  The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows.  Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operating and cash flow performance.  The income approach also incorporates the potential impact of cyclical downturns, anticipated changes in product sales mix and inflation and other changes in product costs that could occur in the reporting unit and its industry.  The income approach is based on a reporting unit’s five year projections of operating results and cash flows that are discounted using the estimate of the market based weighted average cost of capital for the bedding industry.  The future operating projections are based on consideration of past performance and the projections and assumptions used in the Company’s current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.

INTANGIBLE ASSETS

Definite-lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from ten to twenty-five years.  Since the Company has the intent and ability to renew its trademarks and the Company’s branded products have a long history of being a market leader in the bedding industry, the Company determined that its trademarks will generate cash flows for an indefinite period of time and consider trademarks to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not amortized.  The Company reviews the useful lives of definite-lived and indefinite-lived intangible assets every reporting period.

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

Fair value of the Company’s trademarks is determined using a relief of royalty method.  The relief of royalty method assumes that, in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the trademarks.  This approach is dependent on a number of factors, including estimate of future operating projections, royalty rates for trademarks, and a discount rate.  The future operating projections are based on consideration of past performance and the projections and assumptions used in the Company’s current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The royalty rate is based on a combination of the Company’s existing agreements to license its trademarks to third-parties and licenses within the furniture and household products industry.  The discount rate is based upon the estimate of the weighted average cost of capital for the bedding industry.

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

DEBT ISSUANCE COSTS

The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method.  Upon prepayment of the related debt, the Company recognizes a proportional amount of the related debt issuance costs as additional interest expense.  Amortization of debt issuance costs of $2.0 million, $7.6 million and $2.5 million in 2007, 2006 and 2005, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  Included in the 2006 amortization of debt issuance costs are $5.0 million of costs expensed in connection with the Company’s amending the senior credit facility and repaying the senior unsecured term loan in 2006.

TREASURY STOCK

Common stock repurchased by the Company is recorded at cost as a reduction of stockholder’s equity.  The Company uses the first-in first-out method of determining the cost of treasury stock that is subsequently reissued.  The difference between the cost of treasury stock and the reissuance price is added or deducted from additional paid in capital or retained earnings.

REVENUE RECOGNITION

The Company recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments.  An insignificant portion of the Company’s revenue is derived from inventory held on consignment with certain customers.  The Company recognizes revenue on inventory held on consignment when the title and risk of ownership have transferred to the customer, which is when the inventory held on consignment is used.  The Company accrues for estimated costs of warranties, co-op advertising costs, promotional monies and cash discounts at the time the corresponding sales are recognized.  Sales are presented net of cash discounts, rebates, returns and certain consideration provided to customers such as co-operative advertising funds, promotional monies, and amortization of supply agreements.  The Company uses historical trend information regarding returns to reduce sales for estimated future returns.  The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

REBATES

The Company provides volume rebates to certain customers for the achievement of various purchase volume levels.  The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate.  Measurement of the liability is based on the estimated number of customers that will ultimately earn the rebates.  Once the rebate is earned, the Company issues a credit memo that is netted against the accounts receivable balance.  Rebates were $36.4 million, $20.2 million and $16.4 million in 2007, 2006 and 2005, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Income and Comprehensive Income.

PRODUCT DELIVERY COSTS

The Company incurred $60.6 million, $54.4 million and $50.4 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2007, 2006 and 2005, respectively.  These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

STOCK BASED EMPLOYEE COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006 (the first day of the 2006 first quarter).  Prior to the adoption of SFAS 123R, the Company accounted for stock based awards in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under SFAS 123R, the fair value of the Company’s stock based awards on the date of grant are recognized as an expense over the vesting period.  Under APB 25, the Company measured compensation only for awards granted below fair value and recognized the expense over the period that the vesting restrictions were expected to lapse.

The Company used the modified prospective application method of transition under SFAS 123R.  Under the modified prospective application method, the Company applies SFAS 123R for new awards granted after January 1, 2006 and for unvested awards as of January 1, 2006.  Upon adoption of SFAS 123R, the Company made a one-time cumulative adjustment of less than $0.1 million to record an estimate of the future forfeitures on all outstanding equity awards.  Additionally, the Company netted its deferred compensation related to awards issued prior to the adoption of SFAS 123R against additional paid in capital.

FOREIGN CURRENCY

Subsidiaries located outside of the U.S. use the local currency as the functional currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholder’s equity and are not tax effected since they relate to investments, which are permanent in nature.  Foreign currency transactions gains and losses are recognized as incurred in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.  The Company recognized foreign currency transaction gains of $0.6 million in 2007 and foreign currency transaction losses of $0.5 million in 2006.  The Company had no foreign currency transaction gains or losses in 2005.

PRODUCT DEVELOPMENT COSTS

Costs associated with the development of new products and changes to existing products are charged to expense as incurred.  These costs amounted to approximately $2.8 million, $2.4 million and $2.9 million in 2007, 2006 and 2005, respectively.  Such costs are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

ADVERTISING COSTS

The Company records the cost of advertising, including co-operative advertising, as an expense or a reduction of sales when incurred or no later than when the advertisement appears or the event is run.  Co-operative advertising costs are recorded as a selling expense when the customer provides proof of advertising the Company’s products and the payments made to the customer are less than or equal to the cost of the advertisement.  Co-operative advertising costs are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense.  Advertising costs which were recorded as a reduction of sales in the accompanying Consolidated Statements of Income and Comprehensive Income were $28.6 million, $24.6 million and $33.9 million in 2007, 2006 and 2005, respectively.  Advertising costs which were recorded as selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income were $87.0 million, $89.8 million and $71.5 million in 2007, 2006 and 2005, respectively.

INCOME TAXES

Income tax expense includes United States, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in the foreign jurisdiction.  The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In the first quarter of 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the adoption of FIN 48, the Company recognized an $18.3 million increase in our liability for uncertain tax positions.  This was accounted for as a decrease in retained earnings of $2.2 million, and increases in goodwill and deferred tax assets of $12.6 million and $3.5 million, respectively.

WARRANTIES

The conventional innerspring bedding products that the Company currently manufactures generally include a non-prorated warranty of ten years.  The conventional specialty bedding products that the Company currently manufactures generally include a non-prorated warranty of twenty to twenty-five years.  The Company’s juvenile bedding products have warranty periods ranging from five years to a lifetime.  The Company records the estimated cost of warranty claims when its products are sold.  The Company’s new products undergo extensive quality control testing and are generally constructed using similar techniques and materials of our historical products. Therefore, the Company estimates the cost of warranty claims based on historical sales and warranty returns and the current average costs to settle a warranty claim.  The Company includes the estimated impact of recoverable salvage value in the calculation of the current average costs to settle a warranty claim.

The following table presents a reconciliation of the Company’s warranty accrual for 2007, 2006 and 2005 (in thousands):

	December 29,	December 30,	December 31,
	2007	2006	2005
Balance at beginning of year	$3,668	$3,009	$2,715
Additional warranties issued	2,466	1,627	2,100
Accruals related to pre-existing warranties (including change in estimate)	296	98	84
Warranty settlements	(2,139)	(1,066)	(1,890)
Balance at end of year	$4,291	$3,668	$3,009

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

Pension expense and obligations are actuarially determined and are affected by the Company’s assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the long term rate of return on plan assets.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected duration of the pension obligation.  The rate of increase in compensation levels is based on the Company’s assessment of the current and future economic environment and overall salary trends.  The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the Company’s balance sheet and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of the funded status of a plan as of the date of the Company’s year end balance sheet.  This pronouncement does not require prior periods to be restated to reflect the impact of SFAS 158.  The Company adopted SFAS 158 on December 29, 2007.  The adoption of the pronouncement did not impact the Company’s results of operations or cash flows.

The following table summarizes the incremental effect of SFAS 158 adoption on the individual line items in the balance sheet at December 29, 2007 (in thousands):

	Before adoption of SFAS 158	SFAS 158 Adjustments	After adoption of SFAS 158
Other assets	$37,833	$(294)	$37,539
Total assets	1,477,947	(294)	1,477,653
Other liabilities	28,453	389	28,842
Deferred income taxes	190,649	(328)	190,321
Total liabilities	1,289,440	61	1,289,501
Accumulated other comprehense income	19,179	(355)	18,824
Total stockholder's equity	188,507	(355)	188,152
Total liabilities and stockholder's equity	1,477,947	(294)	1,477,653

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.  Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that the costs will be incurred and can be reasonably estimated.

FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS OF RISK

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities, and foreign currency swaps, approximate fair value due to their relatively short maturities.  The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

Cash and cash equivalents are maintained with several major financial institutions in the U.S., Canada and Puerto Rico.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand.  Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

The Company’s accounts receivable arise from sales to numerous customers in a variety of markets principally throughout the U.S., Canada and Puerto Rico.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not, in most cases, require collateral.  The Company’s five largest customers aggregated approximately 23%, 25% and 22% of net sales for each of 2007, 2006 and 2005, respectively, and no single customer accounted for over 10% of the net sales in any of those years.

The Company uses short-term foreign currency swaps within the normal course of business as economic hedges principally to manage foreign currency exchange rate risk.  The Company recognizes foreign currency swaps as either an asset or liability measured at its fair value.  The changes in fair value of the foreign currency swaps are recognized through current period income.  The counterparties to the Company’s foreign currency swap agreements are major financial institutions.  The Company has not experienced non-performance by any of its counterparties.

SELF-INSURANCE

The Company retains a portion of the risks related to its general liability, product liability, automobile, worker’s compensation and health insurance programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data.  The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions.  The estimated liability associated with settling unpaid claims is included in accrued liabilities.  As of December 29, 2007 and December 30, 2006, the Company recorded $5.3 million and $4.1 million, respectively, of liabilities for exposures to unpaid self-insured claims.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 will be effective for the Company at the beginning of fiscal year 2008.  In February 2008, the FASB decided to issue final financial statement positions that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157.   The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces FASB Statement No. 141, Accounting for Business Combinations (“SFAS 141”). SFAS 141R requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R will be effective for the Company and business combinations for which the acquisition date is on or after the beginning of fiscal year 2009.  The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 260 amends ARB No. 51, Consolidated Financial Statements (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 will be effective for the Company beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

NOTE C — MERGER AND DISTRIBUTION TO STOCKHOLDERS

On February 9, 2007, Simmons Company completed a merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco, Inc. (“Simmons Holdco”), with Simmons Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco (the “Merger”).  As a result of the Merger, the Company’s treasury stock and the issued and outstanding class A and class B common stock were retired and the Company issued 100 shares of new common stock with a $0.01 par value to Simmons Holdco.  After the Merger, the ownership structure of Simmons Holdco was identical to the ownership structure of Simmons Company prior to the Merger.  The Merger was treated for accounting purposes as a recapitalization whereby the historical common stock and additional paid-in capital have been recast as if the Merger occurred retroactively.

In the Merger, class A stockholders of the Company also received merger consideration equal to their remaining invested capital plus a preferred return on their invested capital.  Additionally, Simmons Holdco assumed the rights and obligations of the Company’s Equity Incentive Plan (“Incentive Plan”) and all restricted stock issuances and stock options granted under the Incentive Plan.  Since the Incentive Plan provides a compensation incentive for the employees of the Company to perform services, the stock-based compensation expense related to the awards issued under the Incentive Plan is recorded as an expense of the Company and a contribution of capital to the Company by Simmons Holdco.

In connection with the Merger, Simmons Holdco borrowed $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund $278.3 million of merger consideration distributed to the Company’s then existing class A stockholders.  For further information on the Toggle Loan see Note O – Commitments and Contingencies.

NOTE D — ACQUISITIONS AND DISPOSITIONS

2007 Purchase of Certain Assets of CP Holdco, Inc. (“Comfor Products”)

On June 29, 2007, the Company acquired certain intellectual property and other assets of Comfor Products (the “ComforPedic Acquisition”), a specialty producer of foam mattresses and pillows, for $15.4 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance.  Following the acquisition, the Company is marketing and selling foam mattresses and pillows under the ComforPedic by SimmonsTM brand name.

The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.  All future payments attributable to the purchase price will be recorded as additional goodwill.

2006 Purchase of Simmons Canada Inc. (“Simmons Canada”)

On November 15, 2006, the Company acquired Simmons Canada, a former licensee of the Company that is one of the leading manufacturers of mattresses in Canada, for $113.1 million in cash (the “Canada Acquisition”).  The Canada Acquisition was funded from cash on hand and $20 million of borrowings on the Company’s revolving loan.  Simmons Canada is now a wholly-owned subsidiary of the Company and the results of operations of Simmons Canada have been included in the Company’s consolidated financial statements since the November 15, 2006 acquisition date. The Canada Acquisition provides the Company with direct access to the conventional mattress and foundations market in Canada where Simmons Canada was already one of the leading mattress manufacturers by selling Simmons branded products.

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

Additional costs related to the execution of the Company’s initial plans to restructure the Canadian operations to eliminate duplicate functions were not reflected in the preliminary purchase price allocation since the Company was in the process of finalizing decisions as to the organizational structure of the Canadian operations.  The Company completed its initial restructuring plan and recognized severance costs of $1.5 million and a related deferred tax liability of $0.5 million which were recorded as an adjustment to the preliminary purchase price allocation.

In the fourth quarter of 2007, the Company reversed an income tax reserve of $0.5 million that was included in the current liabilities on the date of the acquisition.  The following table summarizes the revised allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the adjustments made during 2007 (in thousands):

	Purchase Price Allocation
	November 15, 2006	Adjustments	November 15, 2006
Current assets	$27,279	$-	$27,279
Property, plant and equipment	17,773	-	17,773
Goodwill	32,828	553	33,381
Other intangibles	62,802	-	62,802
Other assets	800	-	800
Total assets acquired	141,482	553	142,035
Current liabilities	(15,941)	(1,004)	(16,945)
Non-current liabilities	(12,442)	451	(11,991)
Total liabilities assumed	(28,383)	(553)	(28,936)
Purchase price net of cash acquired	$113,099	$-	$113,099

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

Concurrent with the sale of SCUSA, the Company entered into a multi-year supply agreement with Sleep Train which will result in the Company having a significant ongoing interest in the cash flows of SCUSA.  Since the Company has an ongoing interest in the cash flows of SCUSA, the Company did not report the gain on disposition or SCUSA’s results of operations as discontinued operations in the accompanying Consolidated Statements of Income and Comprehensive Income.

Pro Forma Financial Data

The ComforPedic Acquisition is not considered significant to the Company’s balance sheet and statement of operations.  Therefore, pro forma information has not been presented.

The unaudited pro forma consolidated net sales and net income for 2006 were $1,019.3 million and $18.9 million, respectively, and assume that both the Canada Acquisition and the SCUSA Disposition were completed as of the beginning of the Company’s 2006 fiscal year.

The pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE E — INVENTORIES

Inventories consisted of the following as of December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006
Raw materials	$22,669	$17,566
Work-in-progress	1,122	997
Finished goods	11,416	8,155
	$35,207	$26,718

NOTE F — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006
Land, building and improvements	$31,770	$30,346
Leasehold improvements	8,541	7,430
Machinery and equipment	50,036	38,747
Office furniture and equipment	28,640	16,603
Construction in progress	8,570	6,881
	127,557	100,007
Less accumulated depreciation	(40,108)	(26,822)
	$87,449	$73,185

Depreciation expense for 2007, 2006 and 2005 was $13.3 million, $10.1 million and $11.4 million, respectively.  Interest capitalized in 2007 was $0.7 million.  No interest was capitalized for 2006 and 2005.

NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 29, 2007 and December 30, 2006 (in thousands):

	Weighted	2007			2006
	Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets:
Patents	24	$34,484	$(5,312)	$29,172	$32,585	$(3,946)	$28,639
Customer relationships	21	98,998	(15,807)	83,191	94,006	(10,921)	83,085
		$133,482	$(21,119)	$112,363	$126,591	$(14,867)	$111,724
Indefinite-lived intangible assets:
Trademarks		$492,184			$481,078

The aggregate amortization expense associated with the definite-lived intangible assets for the year ended December 29, 2007 was $6.1 million.  The estimated amortization expense for definite-lived intangible assets for each of next five years is $6.4 million.

The table below shows the changes in the carrying amount of goodwill for the year ended December 29, 2007 (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 30, 2006	$480,790	$32,028	$512,818
Adoption of FIN 48 (see Note M)	11,184	1,438	12,622
Purchase of certain assets of Comfor Products	8,662	-	8,662
Other	(415)	(41)	(456)
Foreign currency translation adjustment	-	6,480	6,480
Balance as of December 29, 2007	$500,221	$39,905	$540,126

NOTE H — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006
Accrued wages and benefits	$21,845	$18,442
Accrued advertising and incentives	40,576	30,314
Accrued interest	13,592	10,312
Other accrued expenses	20,353	15,526
	$96,366	$74,594

 NOTE I — LONG-TERM DEBT

Long-term debt consisted of the following as of December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006
Senior credit facility:
Revolving loan	$-	$-
Tranche D term loan	465,000	480,000
Total senior credit facility	465,000	480,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes due 2014, net of discount of
$46,835 and $67,378, respectively	222,165	201,622
Other, including capital lease obligations	14,323	15,157
	901,488	896,779
Less current portion	(772)	(778)
	$900,716	$896,001

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  The Company incurs a commitment fee of 0.375% per annum on the unused portion of its revolving loan facility.  As of December 29, 2007, the Company had availability to borrow $65.4 million under the revolving loan facility after giving effect to $9.6 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan facility may be utilized to meet current working capital requirements, including issuance of stand-by and trade letters of credit.  The Company may also utilize the remaining availability under the revolving loan facility to fund distributions, acquisitions and capital expenditures.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the senior credit facility) from each fiscal year.  The Company is not required to prepay a portion of the tranche D term loan in fiscal year 2008.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.00%	1.00%
Tranche D term loan	2.00%	1.00%

The revolving loan applicable interest rate margins for both Eurodollar Rate loans and Base Rate loans are reduced based upon Simmons Bedding’s leverage ratio.  The weighted average interest rate per annum in effect as of December 29, 2007 for the tranche D term loan was 7.32%.

      The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.  The financial covenants are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.25:1.00 for December 29, 2007; 2.75:1.00 from March 29, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 5.00:1.00 for December 29, 2007; 4.50:1.00 from March 29, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

        As of December 29, 2007, Simmons Bedding was in compliance with all of its financial covenants. The senior credit facility is guaranteed by THL-SC Bedding Company and all of Simmons Bedding’s material domestic subsidiaries and is secured by substantially all of the assets of Simmons Bedding.

The Company’s $200.0 million senior subordinated notes due 2014 (the “Subordinated Notes”) bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15.  The Subordinated Notes mature on January 15, 2014 and are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at the option of the Company beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

The indenture for the Subordinated Notes require Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.  The Company was in compliance with such covenants as of December 29, 2007.

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

If any of the Discount Notes are outstanding on June 15, 2010, the Company will redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter the obligation of the Company to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions prior to June 15, 2010, the Company will make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

The indenture for the Discount Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company’s assets and stock.  The Company was in compliance with such covenants on December 29, 2007.

Future maturities of long-term debt, inclusive of the Discount Notes original issue discount of $46.8 million, as of December 29, 2007 are as follows (in thousands):

2008	$772
2009	513
2010	90,668
2011	465,513
2012	709
Thereafter	390,148
$948,323

NOTE J — LEASES AND OTHER COMMITMENTS

The Company leases certain manufacturing, office, show room, research and outlet retail facilities and equipment under operating leases.  The Company’s lease expense was $23.6 million, $25.3 million and $27.5 million for 2007, 2006 and 2005, respectively.  The Company’s lease expense for 2006 and 2005 included $5.8 million and $7.6 million, respectively, associated with the Company’s retail operations, which were disposed of in August 2006 (see Note D – Acquisitions and Dispositions).

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2007 (in thousands):

2008	$19,627
2009	15,905
2010	12,248
2011	8,901
2012	5,908
Thereafter	10,429
$73,018

The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2027.  Most of the operating leases provide for increased rent tied to increases in general price levels.

The Company has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $23.6 million of raw materials from these vendors in 2008.  If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.

NOTE K — LICENSING

The Company licenses internationally (excluding Canada) the Simmons® and Beautyrest® trademarks and many of its other trademarks, processes and patents to third-party manufacturers which produce and distribute Simmons® branded conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has 16 foreign licensees and 8 sub-licensees.  These foreign licensees have rights to sell Simmons-branded products in over 100 countries.

Additionally, the Company has 11 domestic and Canadian third-party licensees and one domestic sub-licensee.  Some of these licensees manufacture and distribute juvenile furniture and healthcare-related furniture, and non-bedding upholstered furniture. Additionally, the Company has licensed the Simmons® trademark and other trademarks, generally for limited terms, to manufacturers of air beds, occasional use airbeds, feather and down comforters, pillows, mattress pads, blankets, and other products.

Licensing revenues are recorded as earned, based upon the sales of licensed products by the Company’s licensees.  For 2007, 2006 and 2005 the Company’s licensing agreements as a whole generated royalties and technology fees of approximately $10.1 million, $8.7 million and $9.1 million, respectively.

NOTE L — STOCK BASED COMPENSATION

Third Amended and Restated Simmons Holdco Equity Incentive Plan (“Equity Plan”) and The Simmons Manufacturing Co., LLC’s Comfor-Pedic Division Incentive Plan (“ComforPedic Incentive Plan”)

Under the Equity Plan and the ComforPedic Incentive Plan, the Company is authorized to grant up to 821,775 shares of class B common stock of Simmons Holdco as options, restricted stock, warrants or other stock based awards to the management, directors and consultants of the Company.  Vesting of awards is subject to the achievement of performance and/or service criteria.  Future vesting is subject to the holders continued full-time employment with the Company or continuance as a director of the Company.  As of December 29, 2007, the Company had issued restricted stock and stock option awards under the Equity Plan and warrants under the ComforPedic Incentive Plan.

Non-cash stock compensation expense recorded in connection with awards issued under the Equity Plan and ComforPedic Incentive Plan was less than $0.1 million for 2007 and 2005 and $0.8 million for 2006.  As of December 29, 2007, the Company had $0.7 million of unrecognized compensation cost related to nonvested stock based awards, which is expected to be recognized as an expense over a weighted-average period of 1.7 years.  The Company paid $0.7 million and less than $0.1 million in 2007 and 2006 to settle stock based awards.

Restricted Stock Awards

Restricted stock awards are issued equal to or below the fair value of the stock.  Restricted stock awards generally vest ratably over a four-year period based upon the Company meeting certain annual Adjusted EBITDA targets.  Unvested shares accelerate upon a change of control of the Company, if the Company has met certain performance criteria.  Holders of the restricted stock have the right to receive dividends, vote shares and, subject to restrictions, can assign, transfer, pledge or otherwise encumber the stock, but cannot sell the stock.

Fair value of the stock is determined by the Company’s board of directors based upon a quarterly valuation of the Simmons Holdco’s enterprise value as measured by a third party valuation specialist.  Simmons Holdco’s enterprise value fluctuates based upon its operating performance, changes in market multiples for comparable publicly traded companies and changes in transaction multiples paid for companies with similar operations as the Company.

Since the board of directors determined vesting of certain restricted stock awards granted under the Equity Plan was unlikely and the board of directors wanted to keep management incentivized, 613,306 shares of restricted stock awards were modified by the board of directors on April 17, 2006.  Among other things, the modification resulted in the vesting of 18.75% of restricted stock awards for certain individuals not previously vested; revising of the vesting schedule through 2008 such that 21.25% of modified shares could vest in 2006 and 30% could vest in each of 2007 and 2008 based on meeting revised performance targets; lowering of the Adjusted EBITDA performance targets for 2006 and 2007; and the elimination of cliff vesting.  The fair value of the restricted stock awards post-modification was greater than the fair value of the awards prior to modification.  The modification resulted in an additional $0.8 million of compensation cost to be recognized as an expense over the remaining vesting period after modification.

The following table presents a rollforward of the number of nonvested restricted stock shares for the year ended December 29, 2007 and the weighted-average grant-date fair value of the shares:

		Weighted
		Average
	Number of	Fair Value at
	Shares	Grant Date

Nonvested shares as of December 30, 2006	424,039	$2.70
Forfeited	(41,969)	5.45
Nonvested shares as of December 29, 2007	382,070	2.40

The weighted average grant date fair value of restricted stock awards for 2006 and 2005 was $4.00 and $3.31, respectively.  No shares were granted or vested in 2007.  The fair value of shares that vested during 2006 and 2005 was $1.0 million and less than $0.1 million, respectively.

Stock Option and Warrant Awards

Stock option and warrant awards are issued with a strike price equal to the grant date fair value of the underlying class B common stock and have a contractual term of ten years.  As of December 29, 2007, the awards vested based upon performance.  The fair value of the stock option and warrant awards were calculated using the Black-Scholes Merton option pricing model.   As of December 29, 2007, the Company had 103,160 nonvested stock option awards outstanding and 27,897 nonvested warrant awards outstanding.  None of the stock option and warrant awards have vested.  These awards are not significant to the Company’s consolidated financial statements.

NOTE M — INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005

Current tax provision
Federal	$595	$1,115	$250
State	595	147	35
Foreign	785	148	269
	1,975	1,410	554

Deferred tax provision
Federal	9,899	22,485	1,693
State	(1,745)	637	532
Foreign	(1,481)	(12)	(243)
	6,673	23,110	1,982
Benefit applied to reduce (increase) goodwill	15	(93)	100
Income tax expense	$8,663	$24,427	$2,636

The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2007, 2006 and 2005 provision for income taxes is as follows (in thousands):

	2007	2006	2005

Income taxes at U.S. federal statutory rate	$11,414	$25,214	$2,087
State income taxes, net of U.S. federal benefit	330	1,092	(686)
Book-tax difference on sale of SCUSA	-	(3,186)	-
Valuation allowances, net of reversals	(637)	2,325	5,030
Tax loss credit benefits not previously recognized	39	(2,332)	(4,918)
Expired net operating loss benefits	-	-	1,399
General business tax credits	(319)	(324)	(357)
Reversal of other tax accruals - FIN 48 changes	1,186	1,257	(250)
Change in tax rate used to measure deferred taxes	(3,698)	-	(249)
Meals and entertainment	824	338	264
Other, net	(476)	43	316
	$8,663	$24,427	$2,636

Components of the Company’s net deferred income tax liability as of December 29, 2007 and December 30, 2006 is as follows (in thousands):

	2007	2006

Current deferred income taxes:
Accounts receivable	$1,260	$391
Accrued liabilities, not currently deductible	5,636	3,793
Prepaids and other assets not currently taxable	(1,193)	(1,234)
Inventory bases differences	250	186
Current deferred income tax assets	5,953	3,136
Non-current deferred income taxes:
Property bases differences	(9,332)	(7,786)
Intangibles bases differences	(202,618)	(205,049)
Retirement accruals	2,240	1,864
Net operating loss carryforwards	11,971	28,262
Income tax credit carryforwards	13,808	13,401
Other noncurrent accrued liabilities, not currently deductible	2,877	234
Valuation allowance	(9,267)	(8,618)
Noncurrent deferred income tax liabilities	(190,321)	(177,692)
Net deferred income tax liability	$(184,368)	$(174,556)

As of December 29, 2007, the Company had tax benefits relating to net operating loss carryforwards for federal income tax purposes of $9.2 million.  If not used, these carryforwards will expire in varying amounts between 2023 and 2027.  Additionally, as of December 29, 2007, the Company had tax benefits relating to state net operating loss carryforwards of $5.5 million.  If not used, these carryforwards will expire in varying amounts between 2008 and 2027.

As of December 29, 2007, the Company had $4.5 million of general business tax credits, $5.2 million of foreign tax credits, and $1.8 million of minimum tax credits available to offset future payments of U.S. federal income tax.  If not used, the general business and foreign tax credits will expire in varying amounts between 2009 and 2027.  The minimum tax credits can be carried forward indefinitely.  The Company also had $2.2 million of state income tax credits, which begin to expire in varying amounts between 2008 and 2025, and $0.1 million of non-U.S. tax credits available to offset future payments of foreign income tax, which can be carried forward indefinitely.   A change in ownership of the Company could potentially limit the utilization of the Company’s net operating losses and tax credit carryforwards.

Realization of the tax benefits of both net operating loss carryforwards and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods.  After giving consideration to current forecasts of future taxable income and the expiration period of the tax carryforwards, the Company has determined that there is some uncertainty regarding the realization of particular tax carryforwards.

As of December 29, 2007, the Company had a valuation allowance of $9.3 million for the deferred tax assets related to the following tax benefit carryforwards: foreign tax credits ($2.8 million), certain state net operating losses ($4.2 million), certain state income tax credits ($2.2 million), and foreign jurisdiction income tax credits ($0.1 million).  The Company established the valuation allowance for its foreign tax credit carryforwards in the fourth quarter of 2006.  As a direct result of the acquisition of Simmons Canada and the impact of such acquisition on the Company’s calculation of net foreign source income, the Company does not believe at the present time that it will be able to fully utilize its foreign tax credits.  With respect to state tax benefit carryforwards, the valuation allowance that was originally established in 2005 has been adjusted to reflect additional state tax benefits recognized in 2006 and 2007 for which the Company does not believe it is more-likely-than-not that such benefits will be realized after giving consideration to the expiration period of the state tax benefit carryforwards and current forecasts of future state taxable income. The Company believes likewise with respect to the reversal of the valuation allowance attributable to certain state net operating losses.  With respect to the foreign jurisdiction income tax credits, a full valuation allowance was established in 2003 and has been maintained due to utilization limits imposed by the foreign jurisdiction.

As of December 30, 2006, the Company had a valuation allowance of $8.6 million for the deferred tax assets related to the following tax benefit carryforwards: foreign tax credits ($1.7 million), certain state net operating loss carryforwards ($4.7 million), certain state income tax credits ($2.0 million), and foreign jurisdiction income tax credits ($0.2 million).

Cumulative undistributed earnings of the Company's international subsidiaries totaled approximately $4.6 million as of December 29, 2007.  Since these earnings are considered to be permanently reinvested, no deferred tax liability has been recorded.

As of December 31, 2006, the total gross amount of unrecognized tax benefits was $21.4 million.  Included therein was $6.1 million of net tax benefits that, if recognized, would favorably impact the Company’s effective tax rate.  As of December 29, 2007, the total gross amount of unrecognized tax benefits was $20.1 million.  Included therein was $6.6 million of net tax benefits that, if recognized, would favorably impact the Company’s effective tax rate and $11.6 million that will not have an impact on the Company’s effective tax rate if realized or remeasured prior to the adoption of SFAS 141R (effective for the Company beginning in fiscal year 2009).  However, upon adoption of SFAS 141R the realization or remeasurement of uncertain tax benefits acquired in connection with the acquisitions will be recorded as part of the Company’s income tax expense and therefore the $11.6 million could also impact the Company’s effective tax rate after adoption.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

Balance as of December 31, 2006	$21,397
Additions:
Positions taken during the current year	1,103
Positions taken during a prior period	406
Translation adjustments	302
Reductions:
Positions taken during a prior period	(2,656)
Reductions resulting from lapse of statutes of limitation	(439)
Balance as of December 29, 2007	$20,113

The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest and penalties related to uncertain income tax positions as income tax expense.  As of December 31, 2006, the Company’s uncertain tax positions included interest of $0.6 million and penalties of $0.3 million.  As of December 29, 2007, the Company’s uncertain tax positions included interest of $0.7 million and penalties of $0.3 million.

 The Company and its subsidiaries file income tax returns in the U.S., Canada, and Puerto Rico, as well as in multiple state and provincial jurisdictions therein.  With few exceptions, the Company is no longer subject to income tax examinations by any taxing authorities for years prior to 1998.  The Company is not currently under any U.S., Canada, or Puerto Rico federal income tax audit, nor have there been any notices received of any such anticipated audits.  The Company and its subsidiaries are however subjected to occasional state audits.  None of the current state income tax audits include any proposed adjustments that would be considered significant, individually or in total, for which reserves have not already been accrued.

NOTE N — RETIREMENT PLANS

PENSION PLANS

In connection with the Canada Acquisition, the Company assumed Simmons Canada’s registered combined non-contributory defined benefit and defined contribution pension plan (“Pension Plan”) for substantially all of the employees of Simmons Canada.  Under the registered defined benefit plan segment, benefits are based upon an employee’s earnings and years of credited service.  The registered defined benefit plan is funded based on the funding requirements of applicable government regulations.  In addition, the Company assumed Simmons Canada’s retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the registered defined benefit plan.  The following table sets forth summarized information for the funded status the defined benefit segment of the Pension Plan and RCA.

	Pension Plan		RCA Plan
		Period from		Period from
		Nov. 15, 2006 to		Nov. 15, 2006 to
	2007	Dec. 30, 2006	2007	Dec. 30, 2006
Change in benefit obligation
Net benefit obligation at beginning of period	$21,208	$21,589	$3,255	$3,348
Service cost	1,496	174	16	3
Interest cost	1,159	131	179	20
Actuarial (gain)/loss	(2,093)	-	195	-
Gross benefits paid	(897)	(162)	(255)	(35)
Effect of currency exchange rates	4,019	(524)	634	(81)
Net benefit obligation at end of period	$24,892	$21,208	$4,024	$3,255

Change in plan assets
Fair value of plan assets at beginning of period	$18,551	$18,384	$4,578	$4,708
Actual return on plan assets	(127)	455	97	20
Actual employer contributions	2,134	317	4	-
Gross benefits paid	(897)	(162)	(255)	(35)
Effect of currency exchange rates	3,644	(443)	860	(115)
Fair value of plan assets at end of period	$23,305	$18,551	$5,284	$4,578

Funded status of plan
Funded status at end of period	$(1,587)	$(2,657)	$1,260	$1,323
Unrecognized net actuarial loss		(299)		-
Net amount recognized at end of period		$(2,956)		$1,323

	Pension Plan		RCA Plan
		Period from		Period from
		Nov. 15, 2006 to		Nov. 15, 2006 to
	2007	Dec. 30, 2006	2007	Dec. 30, 2006
Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$-	$-	$1,260	$1,323
Noncurrent liability	(1,587)	(2,956)	-	-
Net amount recognized at end of period	$(1,587)	$(2,956)	$1,260	$1,323

Amounts recognized in accumulated other comprehensive income
Net actuarial gain (loss)	$905		$(294)
Accumulated other comprehensive income (loss)	$905		$(294)

The measurement of the defined benefit segment of the Pension Plan and the RCA was as of December 29, 2007 and December 30, 2006 for each respective period.  The accumulated benefit obligation of the defined benefit segment of the Pension Plan was $22.6 million and $16.6 million as of December 29, 2007 and December 30, 2006, respectively.

The actuarial present value of the benefit obligation of the defined benefit segment of the Pension Plan and the RCA as of December 29, 2007 and December 30, 2006 were determined based on the following weighted average assumptions:

	Pension Plan		RCA Plan
	2007	2006	2007	2006
Weighted-average assumptions used to determine
net pension obligations
Discount rate	5.3%	5.0%	5.3%	5.0%
Rate of compensation increase	3.5%	3.5%	3.0%	3.0%

The net periodic cost related to the defined benefit segment of the Pension Plan and the RCA included the following components (in thousands):

	Pension Plan		RCA Plan
		Period from		Period from
		Nov. 15, 2006 to		Nov. 15, 2006 to
	2007	Dec. 30, 2006	2007	Dec. 30, 2006
Components of net periodic benefit cost
Service cost	$1,496	$174	$16	$3
Interest cost	1,159	131	179	20
Expected return on plan assets	(2,093)	(156)	195	(20)
Net periodic cost	$562	$149	$390	$3

Weighted-average assumptions used to determine
net pension costs for the period
Discount rate	5.0%	5.0%	5.0%	5.0%
Expected return on plan assets	7.0%	7.0%	3.5%	3.5%
Rate of compensation increase	3.5%	3.5%	3.0%	3.0%

The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected duration of the pension obligation.

The allocation, by asset category, of the assets of the defined benefit segment of the Pension Plan and RCA as of December 29, 2007 and December 30, 2006 was as follows:

	Pension Plan		RCA Plan
	2007	2006	2007	2006
Equity securities	55.7%	59.3%	55.8%	59.2%
Debt securities	32.6%	32.8%	33.2%	33.7%
Cash	11.7%	7.9%	11.0%	7.1%
Total	100.0%	100.0%	100.0%	100.0%

The Company’s investment strategy for the defined benefit segment of the Pension Plan and RCA is to maximize the long-term rate of return on plan assets within an acceptable level of risk.  The Pension Plan investment policy establishes a target allocation range for each asset class and the fund is managed using these guidelines.  The target allocation of the plans is 60% equity securities and 40% debt securities.  The plans use a number of investment approaches including equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The expected rate of return was determined by modeling the expected long-term rates of return for each asset class held by the plan based on current economic conditions.

The following table sets forth the expected benefit payments related to the defined benefit segment of the Pension Plan and the RCA to be paid out in the periods indicated (in thousands):

Year	Pension Plan	RCA Plan
2008	$939	$289
2009	1,008	289
2010	1,078	289
2011	1,127	289
2012	1,209	289
2013 - 2017	7,530	1,560

The Company anticipates making contributions of approximately $2.4 million in 2008 to the defined benefit segment of the Pension Plan and the RCA.  The contributions principally represent contributions required by funding regulations.

OTHER PLANS

The Company also makes contributions to multi-employer pension plans in the U.S. and Canada sponsored by various unions for the Company’s employees who are members of a union.  In 2007, 2006 and 2005, the Company made contributions of $1.9 million, $1.7 million and $1.5 million, respectively, in the aggregate to such plans.  In addition, the Company maintains unfunded supplemental executive retirement plans (“SERP”) for certain employees and former employees of the Company.  The Company had accrued contributions of $3.2 million as of December 29, 2007 and as of December 30, 2006 for the SERP.

The Company provides post retirement health care and life insurance benefits (“FAS 106 Plans”) for a small group of current and former employees.  The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period for certain employees.  The FAS 106 Plans are unfunded.  As a result of the adoption of SFAS 158, the Company recorded an incremental liability of $1.3 million on December 29, 2007 for unrecognized prior service costs.  The Company had accrued $2.0 million and $0.3 million for the FAS 106 Plans as of December 29, 2007 and December 30, 2006, respectively.  The expense associated with the FAS 106 Plans was not material to the Company’s operating results.

The Company has defined contribution 401(k) plan for substantially all of its U.S. employees other than certain union employees that participate in multi-employer pension plans sponsored by a union.  In 2007, 2006 and 2005, the Company made contributions to the 401(k) plan and the defined contribution segment of the Pension Plan of $4.6 million, $4.1 million and $4.1 million, respectively, in the aggregate.

NOTE O — COMMITMENTS AND CONTINGENCIES

From time to time, the Company has been involved in various legal proceedings.  The Company believes that all litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

The Company does not guarantee nor have any of its assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the financial statements of the Company.  During the year ended December 29, 2007, the Company provided $5.0 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan and repurchase shares of its common stock.

In February 2008, the Company provided $16.3 million of cash in the form a dividend to Simmons Holdco so that the interest coupon on the Toggle Loan could be paid.  Simmons Holdco has elected to pay its next interest payment of $12.3 million due on the Toggle Loan in August 2008 in cash.

NOTE P — SEGMENT INFORMATION

As a result of the Canada Acquisition and SCUSA Disposition (see Note D – Acquisition and Disposition), the Company has determined that it has two reportable segments organized by geographic area, Domestic (including Puerto Rico) and Canada.  Both segments manufacture, sell and distribute premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry.

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

The following tables summarizes our segment information for the year ending December 29, 2007 and December 30, 2006:

Year Ended December 29, 2007
(in thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$1,001,491	$125,350	$-	$1,126,841
Intersegment net sales	913	-	(913)	-
Adjusted EBITDA	136,934	20,033	-	156,967
Depreciation and amortization expense	25,808	4,817	-	30,625
Expenditures for long-lived assets	21,877	3,178	-	25,055
Assets	1,436,944	178,048	(137,339)	1,477,653

Reconciliation of net income to Adjusted EBITDA:
Net income	$21,580	$2,369	$-	$23,949
Depreciation and amortization	25,808	4,817	-	30,625
Income taxes	9,339	(676)	-	8,663
Interest expense, net	68,060	7,601	-	75,661
Interest income	166	355	-	521
Transaction expenses including integration costs	4,336	266	-	4,602
Non-recurring professional service fees	3,062	-	-	3,062
Reorganization expense including management severance	2,111	319	-	2,430
Conversion costs associated with meeting new flammability standard	2,260	-	-	2,260
Management fees	(2,849)	4,524	-	1,675
Non-cash stock compensation expense	93	-	-	93
ERP system implementation costs	1,575	-	-	1,575
(Gain) loss on foreign currency transactions	(1,044)	453	-	(591)
State taxes in lieu of income taxes	844	-	-	844
Other	1,593	5	-	1,598
Adjusted EBITDA	$136,934	$20,033	$-	$156,967

Year Ended December 30, 2006
(in thousands)

	Domestic	Canada	Other*	Eliminations	Totals

Net sales to external customers	$887,356	$12,724	$61,545	$-	$961,625
Intersegment net sales	12,627	-	-	(12,627)	-
Adjusted EBITDA	141,362	1,931	6,077	(86)	149,284
Depreciation and amortization expense	27,221	591	876	-	28,688
Expenditures for long-lived assets	11,627	147	1,779	-	13,553
Assets	1,345,668	142,363	-	(114,377)	1,373,654

Reconciliation of net income to Adjusted EBITDA:
Net income (loss)	$13,768	$(78)	$34,010	$(86)	$47,614
Depreciation and amortization	27,221	591	876	-	28,688
Income taxes	10,922	15	13,490	-	24,427
Interest expense, net	78,997	927	4	-	79,928
Interest income	1,322	-	15	-	1,337
Gain on sale of Sleep Country USA	-	-	(43,311)	-	(43,311)
Transaction expenses including integration costs	815	432	453	-	1,700
Reorganization expense including management severance	4,727	-	-	-	4,727
Conversion costs associated with meeting new flammability standard	673	-	-	-	673
Management fees	1,113	240	306	-	1,659
Non-cash stock compensation expense	760	-	-	-	760
Loss (gain) on foreign currency transactions	745	(196)	-	-	549
State taxes in lieu of income taxes	486	-	234	-	720
Other	(187)	-	-	-	(187)
Adjusted EBITDA	$141,362	$1,931	$6,077	$(86)	$149,284

* Other consists of retail operations prior to the sale of Sleep Country USA, LLC in August 2006.

NOTE Q — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a condensed summary of consolidated quarterly results for 2007, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
2007
Net sales	$267,406	$277,871	$311,992	$269,572
Gross profit	108,191	106,084	125,280	111,031
Operating income	25,197	20,603	38,766	23,707
Net income	4,413	984	12,338	6,214

2006
Net sales	$235,867	$241,202	$259,766	$224,790
Gross profit	99,428	109,151	117,204	91,678
Operating income	29,393	28,113	77,762	16,701
Net income (loss)	6,433	2,061	41,922	(2,802)

2005
Net sales	$205,582	$208,042	$226,843	$214,809
Gross profit	90,159	89,268	96,680	91,041
Operating income	12,863	18,843	25,030	19,580
Net income (loss)	(2,195)	1,061	4,001	458

As a result of the SCUSA Disposition and Canada Acquisition, the quarterly data for the periods presented exclude SCUSA’s operating results for the periods subsequent to August 2006 and include Simmons Canada’s operating results for the periods subsequent to November 2006.

During the fourth quarter of 2007, the Company recognized $1.2 million of income before taxes due to the following:
•
Recognition of $0.8 million of non-cash foreign currency gains on the translation of an intercompany balance that was recorded as a component of accumulated other comprehensive income in the first, second and third quarters of 2007.

•	Capitalization of $0.5 million of expense recorded as interest expense in the first, second and third quarters of 2007.
•	Recognition of $0.1 million of expense capitalized in the third quarter of 2007.

The Company has determined that the impact of these items was not material to the first, second, third or fourth  quarters of 2007.

NOTE R — RELATED PARTY TRANSACTIONS

In connection with the THL Acquisition, the Company entered into a management agreement (“THL management agreement”) with THL pursuant to which THL renders certain advisory and consulting services to the Company.  In consideration of those services, the Company agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated Adjusted EBITDA of Simmons Bedding for such fiscal year, but before deduction of any such fee.  The fees are paid semi-annually.  The Company also reimburses THL for all out-of-pocket expenses incurred by THL in connection with their services provided under the THL management agreement.

Included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income was $1.7 million for 2007 and 2006 and $1.6 million for 2005 related to the management fees and expenses for services provided by THL to the Company.

NOTE S — GUARANTOR / NON-GUARANTOR STATEMENTS

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  All of Simmons Bedding's foreign subsidiaries do not guarantee the 7.875% senior subordinated notes due 2014 (the "Non-Guarantor Subsidiaries").  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Income
For the Year Ended December 29, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(107,928)	$1,098,346	$137,336	$(913)	$1,126,841
Cost of products sold	-	3,205	579,627	94,336	(913)	676,255
Gross profit	-	(111,133)	518,719	43,000	-	450,586

Operating expenses:
Selling, general and administrative expenses	(5)	226,661	92,806	26,790	-	346,252
Amortization of intangibles	-	2,955	2,251	940	-	6,146
Intercompany fees	-	(335,360)	330,054	5,306	-	-
Licensing revenues	-	(1,170)	(8,058)	(857)	-	(10,085)
	(5)	(106,914)	417,053	32,179	-	342,313

Operating income (loss)	5	(4,219)	101,666	10,821	-	108,273

Interest expense, net	20,814	46,304	796	7,747	-	75,661
Income from subsidiaries	37,475	106,543	-	-	(144,018)	-
Income before income taxes	16,666	56,020	100,870	3,074	(144,018)	32,612
Income tax expense (benefit)	(7,283)	18,545	(1,903)	(696)	-	8,663
Net income	$23,949	$37,475	$102,773	$3,770	$(144,018)	$23,949

Supplemental Consolidating Condensed Statements of Income
For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(94,581)	$1,033,782	$22,470	$(46)	$961,625
Cost of products sold	-	3,069	524,801	16,340	(46)	544,164
Gross profit	-	(97,650)	508,981	6,130	-	417,461

Operating expenses:
Selling, general and administrative expenses	235	200,966	106,372	4,266	-	311,839
Amortization of intangibles	-	3,222	2,324	109	-	5,655
Intercompany fees	-	(320,490)	319,394	1,096	-	-
Gain on sale of SCUSA	-	-	(43,311)	-	-	(43,311)
Licensing revenues	-	(1,190)	(6,733)	(768)	-	(8,691)
	235	(117,492)	378,046	4,703	-	265,492

Operating income (loss)	(235)	19,842	130,935	1,427	-	151,969

Interest expense, net	19,039	59,035	764	1,090	-	79,928
Income from subsidiaries	60,142	118,251	-	-	(178,393)	-
Income before income taxes	40,868	79,058	130,171	337	(178,393)	72,041
Income tax expense (benefit)	(6,746)	18,916	12,121	136	-	24,427
Net income	$47,614	$60,142	$118,050	$201	$(178,393)	$47,614

Supplemental Consolidating Condensed Statements of Income
For the Year Ended December 31, 2005
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(81,461)	$926,318	$10,419	$-	$855,276
Cost of products sold	-	1,586	478,849	7,694	-	488,129
Gross profit	-	(83,047)	447,469	2,725	-	367,147

Operating expenses:
Selling, general and administrative expenses	320	190,622	101,515	1,809	-	294,266
Amortization of intangibles	-	3,229	2,464	-	-	5,693
Intercompany fees	-	(290,979)	290,070	909	-	-
Licensing revenues	-	(1,269)	(7,118)	(741)	-	(9,128)
	320	(98,397)	386,931	1,977	-	290,831

Operating income (loss)	(320)	15,350	60,538	748	-	76,316

Interest expense, net	17,555	51,838	836	126	-	70,355
Income from subsidiaries	15,485	58,827	-	-	(74,312)	-
Income (loss) before income taxes	(2,390)	22,339	59,702	622	(74,312)	5,961
Income tax expense (benefit)	(5,715)	6,854	1,471	26	-	2,636
Net income	$3,325	$15,485	$58,231	$596	$(74,312)	$3,325

Supplemental Consolidated Condensed Balance Sheets
As of December 29, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$8,241	$4,087	$15,192	$-	$27,520
Accounts receivable	-	-	93,399	26,726	(141)	119,984
Inventories	-	37	30,041	5,129	-	35,207
Other	-	9,859	13,008	2,414	-	25,281
Total current assets	-	18,137	140,535	49,461	(141)	207,992

Property, plant and equipment, net	-	24,818	38,423	24,208	-	87,449
Goodwill and other intangibles, net	-	71,335	961,552	111,786	-	1,144,673
Other assets	29,508	126,973	586	3,695	(123,223)	37,539
Net investment in and advances to (from) affiliates	380,949	910,379	287,881	(2,219)	(1,576,990)	-
Total assets	$410,457	$1,151,642	$1,428,977	$186,931	$(1,700,354)	$1,477,653
						-
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$300	$472	$-	$772
Accounts payable and accrued liabilities	140	66,681	86,762	25,168	(9,901)	168,850
Total current liabilities	140	66,681	87,062	25,640	(9,901)	169,622

Long-term debt	222,165	665,000	12,500	87,919	(86,868)	900,716
Deferred income taxes	-	32,859	171,284	12,773	(26,595)	190,321
Other non-current liabilities	-	20,754	3,867	4,221	-	28,842
Total liabilities	222,305	785,294	274,713	130,553	(123,364)	1,289,501
Stockholder's equity	188,152	366,348	1,154,264	56,378	(1,576,990)	188,152
Total liabilities and stockholder's equity	$410,457	$1,151,642	$1,428,977	$186,931	$(1,700,354)	$1,477,653

Supplemental Consolidated Condensed Balance Sheets
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

Supplemental Consolidating Condensed Statements of Cash Flows
 For the Year Ended December 29, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(311)	$(44,987)	$100,341	$11,140	$-	$66,183
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(13,648)	(8,065)	(3,342)	-	(25,055)
Acquisition of certain assets of Comfor Products, Inc.	-	(15,379)	-	-	-	(15,379)
Net cash used in investing activities	-	(29,027)	(8,065)	(3,342)	-	(40,434)
Cash flows from financing activities:
Payments of senior credit facility	-	(15,000)	-	-	-	(15,000)
Payment of other long-term obligations	-	-	(302)	(648)	-	(950)
Repurchase of common stock, net	(1)	-	-	-	-	(1)
Dividend to Simmons Holdco, Inc.	(4,963)	-	-	-	-	(4,963)
Excess tax benefits from stock-based compensation	27	-	-	-	-	27
Receipt from (distribution to) affiliates	5,248	87,413	(93,492)	831	-	-
Net cash provided by (used in) financing activities	311	72,413	(93,794)	183	-	(20,887)
Net effect of exchange rate change	-	-	-	1,874	-	1,874
Change in cash and cash equivalents	-	(1,601)	(1,518)	9,855	-	6,736
Cash and cash equivalents:
Beginning of period	-	9,841	5,606	5,337	-	20,784
End of period	$-	$8,240	$4,088	$15,192	$-	$27,520

Supplemental Consolidating Condensed Statements of Cash Flows
 For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$173	$(51,974)	$151,180	$2,889	$-	$102,268
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(7,990)	(5,389)	(174)	-	(13,553)
Proceeds from the sale of Sleep Country USA, net	-	52,417	-	-	-	52,417
Purchase of Simmons Canada	-	(122,900)	-	9,802	-	(113,098)
Net cash provided by (used in) investing activities	-	(78,473)	(5,389)	9,628	-	(74,234)
Cash flows from financing activities:
Borrowings under new senior credit facility, net	-	480,000	-	-	-	480,000
Payments of senior credit facility	-	(369,933)	-	-	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)	-	-	-	(140,000)
Payment of other long-term obligations	-	-	(201)	(276)	-	(477)
Repurchase of common stock, net	(181)	-	-	-	-	(181)
Payment of financing fees	(41)	(998)	-	-	-	(1,039)
Excess tax benefits from stock-based compensation	49	-	-	-	-	49
Receipt from (distribution to) affiliates	-	151,395	(141,412)	(9,983)	-	-
Net cash provided by (used in) financing activities	(173)	120,464	(141,613)	(10,259)	-	(31,581)
Net effect of exchange rate change	-	-	-	(291)	-	(291)
Change in cash and cash equivalents	-	(9,983)	4,178	1,967	-	(3,838)
Cash and cash equivalents:			-
Beginning of period	-	19,823	1,429	3,370	-	24,622
End of period	$-	$9,840	$5,607	$5,337	$-	$20,784

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

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 29, 2007.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management has assessed the effectiveness of its internal control over financial reporting as of December 29, 2007 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

        There has been a change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the fourth quarter of 2007 that has materially affected our internal control over financial reporting.  In July 2007, we implemented a new financial accounting system in connection with our new ERP system.  In November 2007, we implemented modules of the ERP system at certain of our manufacturing facilities.  The remaining modules of the ERP system are scheduled to be implemented in the first half of 2008.  The financial accounting system implementation was undertaken to enhance our ERP system and not in response to any identified deficiency or weakness to our internal controls over financial reporting.  The new financial accounting system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting.  With the exception of the continued implementation of the ERP system, there were no changes in internal controls in the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT AND DIRECTORS

Our directors and principal officers and their positions and ages as of March 1, 2008 are as follows:

Name	Age	Position
Charles R. Eitel	58	Chairman of the Board of Directors and Chief Executive Officer
Stephen G. Fendrich	46	President and Chief Operating Officer
Dominick A. Azevedo	53	Executive Vice President - Sales
Robert P. Burch	51	Executive Vice President - Operations
William S. Creekmuir	52	Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary
Kristen K. McGuffey	42	Executive Vice President, General Counsel and Secretary
Timothy F. Oakhill	45	Executive Vice President - Marketing and Licensing
Kimberly A. Samon	40	Executive Vice President - Human Resources and Assistant Secretary
Mark F. Chambless	50	Senior Vice President - Corporate Controller and Assistant Secretary
Todd M. Abbrecht	39	Director
William P. Carmichael	64	Director
David A. Jones	58	Director
B. Joseph Messner	55	Director
Scott A. Schoen	49	Director
George R. Taylor	37	Director

The present principal occupations and recent employment history of each of our principal officers and directors listed above is as follows:

Charles R. Eitel joined us in January 2000 as Chairman of the Board of Directors and Chief Executive Officer.  Prior to joining us, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floor coverings, interior fabrics and architectural raised floors.  Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floor Coverings Group, and President of Interface Flooring Systems, Inc.  Mr. Eitel is also a director of Duke Realty Corporation and American Fidelity Assurance Company.  Mr. Eitel is Chairman of the Board of Directors of the International Sleep Product Association.

Stephen G. Fendrich joined us in February 2003 in connection with our acquisition of SC Holdings, Inc. (“SC Holdings”) and has served as President and Chief Operating Officer since January 2008.  Prior to assuming his current position, Mr. Fendrich served as Executive Vice President – Sales from August 2005 through December 2007 and prior to that served as President and CEO of our subsidiaries, SC Holdings and SCUSA, which Mr. Fendrich joined in September 2002.  Prior to joining SC Holdings and SCUSA, Mr. Fendrich was Executive Vice President of Franchise Stores for The Mattress Firm from February 2002 to September 2002.  From November 2000 to February 2002, Mr. Fendrich performed consulting work for The Mattress Firm franchises.  From 1986 to November 2000, Mr. Fendrich held various positions with The Mattress Firm including Vice President and Chief Financial Officer and Vice President of Finance and Real Estate.  Mr. Fendrich was one of the founders of The Mattress Firm in 1986.

Dominick A. Azevedo joined us in May 1997 and has served as Executive Vice President – Sales since January 2008.  Prior to assuming his current position, Mr. Azevedo served as Senior Vice President of Sales from July 2007 to January 2008 and served as Senior Vice President of Sales – East from May 2007 to July 2007.  Between June 1998 and May 2007, Mr. Azevedo served in various Vice President of Sales positions for the Company.  Prior to joining the Company, Mr. Azevedo held various positions in retail management from 1979 to 1997 for Rhodes Furniture, Huffman Koos and Dean Carpet.

Robert P. Burch joined us in August 2005 as Executive Vice President – Operations.  Prior to joining us, Mr. Burch worked 26 years with office furniture manufacturer, Steelcase, Inc. (“Steelcase”), where he most recently held the position of Vice President of Order Fulfillment of North America.  Prior to serving as Vice President of Order Fulfillment of North America for Steelcase, Mr. Burch held various positions with Steelcase including Vice President of Manufacturing Operations and Vice President of Product Development and Launch.  Mr. Burch serves on the University of Michigan Advisory Council to the Joel Tauber Global Manufacturing Institute.

William S. Creekmuir joined us in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary.  Mr. Creekmuir is the Principal Financial Officer of our company.  Mr. Creekmuir served as one of our directors from April 2000 to August 2004.  Prior to joining us, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. (“LADD”), a publicly traded furniture manufacturer.  Prior to joining LADD in 1992, he worked 15 years with the international public accounting firm KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice.  Mr. Creekmuir is also Chairman of the Statistics Committee of ISPA, a member of the Board of Advisors to the Martha and Spencer Love School of Business at Elon University, and a Certified Public Accountant.

Kristen K. McGuffey joined us in November 2001 and has served as Executive Vice President, General Counsel and Secretary since March 2007.  Prior to assuming her current position, Ms. McGuffey served as Senior Vice President – General Counsel and Secretary since August 2002 and prior to that served as Vice President – General Counsel and Assistant Secretary.  Prior to joining us, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel.  From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP.

Timothy F. Oakhill joined us in January 1997 and has served as Executive Vice President – Marketing and Licensing since March 2007.  Prior to assuming his current position, Mr. Oakhill served as Senior Vice President – Marketing and Licensing since July 2005.  Prior July 2005, Mr. Oakhill served as Vice President – International and Domestic Licensing since January 2004.  Prior to January 2004, Mr. Oakhill managed various Simmons brands, including Beautyrest® from August 2003 to January 2004, and BackCare® and Deep Sleep® from January 1997 to August 2003.  Prior to joining us, Mr. Oakhill served as Marketing Manager for Eastman – Kodak Company and as an account supervisor for Bates Worldwide.

Kimberly A. Samon joined us in April 2006 and has served as Executive Vice President – Human Resources and Assistant Secretary since March 2007.  Prior to assuming her current position, Ms. Samon served as Senior Vice President – Human Resources and Assistant Secretary.  Prior to joining us, from April 2004 to April 2006, Ms. Samon was a co-founder and partner of the law firm W. Edwin Litton, LLC and a co-owner and chief executive officer of Olivia Litton International, a human resource consulting company.  From April 2003 to February 2004, Ms. Samon was a Director – Human Resources, East for Fedex Corporation’s office and print center business unit, formerly Kinko’s Inc.  From April 2002 to March 2003, Ms. Samon was a Human Resource Practice Leader for Lacerte Technologies, Inc.  From January 1998 to December 2001, Ms. Samon worked for HQ Global Workplaces, Inc., in various positions including Senior Vice President and Chief People Office/Labor and Employment Counsel.

Mark F. Chambless joined us in May 1995 and has served as Senior Vice President, Corporate Controller and Assistant Secretary since June 2007.  Prior to this position, Mr. Chambless served as Vice President, Corporate Controller and Assistant Secretary from December 2005 to June 2007 and as Vice President and Corporate Controller from February 2000 to December 2005.  Mr. Chambless was the Corporate Controller from November 1995 through February 2000, and prior to that served as a Divisional Controller.  Mr. Chambless is the Principal Accounting Officer for our company.  Prior to joining us, Mr. Chambless worked nine years at Sealy Corporation where he held various positions including Plant Controller, Operations Manager and Divisional Controller.

Todd M. Abbrecht has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992.  Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston.  Mr. Abbrecht is also a director of Aramark Corporation, Dunkin’ Brands, Inc., Michael Foods, Inc. and Warner Chilcott Holdings Company, Limited.

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

David A. Jones has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Jones has been Senior Advisor to Oakhill Capital Partners since February 2008.  Mr. Jones served as the non – executive Chairman of the Board of Directors of Spectrum Brands from May 2007 to September 2007 and as the Chairman of the Board of Directors and Chief Executive Officer of Spectrum Brands from September 1996 to May 2007.  From 1996 to April 1998, he also served as President of Spectrum Brands.  From 1995 to 1996, Mr. Jones was President, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc.  Mr. Jones is also a director of Pentair, Inc.

B. Joseph Messner became a director of our company in August 2004. Mr. Messner is Chairman of the Board of Directors and Chief Executive Officer of Bushnell Outdoor Products.  Mr. Messner was President and CEO of First Alert, Inc. from 1996 through 1999.  Mr. Messner is a member of Wind Point Partners Executive Advisor Group.

Scott A. Schoen has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Schoen is co-President of Thomas H. Lee Partners, which he joined in 1986.  Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co.  Mr. Schoen is also a director of Spectrum Brands and of The Nielsen Company.  Mr. Schoen is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network and is also a member of the President’s Council of the United Way of Massachusetts Bay.  He is also a member of the Advisory Board of the Yale School of Management and the Yale Development Board.  Mr. Schoen served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005 and was a director of Refco Group Ltd. when it declared bankruptcy on October 17, 2005.

George R. Taylor has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Taylor is a Managing Director at Thomas H. Lee Partners, which he joined in 1996.  Prior to joining the firm, Mr. Taylor was at ABS Capital Partners.  Mr. Taylor is also a director of Progressive Moulded Products, Ltd.  Mr. Taylor served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005.

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

Audit Committee:  The members of the audit committee are Messrs. Carmichael, Jones and Taylor.  The audit committee is governed by a board of directors approved charter stating its responsibilities.  The audit committee oversees management regarding the conduct and integrity of our financial reporting, systems of internal accounting and financial and disclosure controls.  The audit committee reviews the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit and their engagement for any other services.  The audit committee also oversees management regarding our legal and regulatory compliance and the preparation of an annual audit committee report as required by the SEC.  In addition, the board of directors has determined that William P. Carmichael, an independent director, is an “audit committee financial expert” as defined by the SEC rules.

The audit committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.  The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board No. 1, as adopted by the PCAOB in Rule 3600T, and has discussed with the independent accountants the independent accountants’ independence.  Based on such review and discussions, the audit committee recommended to the board of directors that the audited financial statements be included in this Annual Report on Form 10-K.

Nominating and Governance Committee:  The members of the nominating and governance committee are Messrs. Abbrecht, Eitel, Messner and Schoen. The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors.  The nominating and governance committee also develops and recommends to the board of directors approval of, if appropriate, and overseeing implementation of our corporate governance guidelines and principles including the Simmons Code of Ethics for Chief Executive and Senior Financial Officers (“Code of Ethics”) and the Simmons Code of Conduct and Ethics.  The nominating and governance committee also reviews on a regular basis our overall corporate governance policies and recommend improvements when necessary.

Compensation Committee: The members of the compensation committee are Messrs. Abbrecht, Eitel and Schoen.  The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation, including determining and approving the compensation of our CEO and other senior executive officers; reviewing and approving management incentive compensation policies and programs; and reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.

From time to time, the board of directors may contemplate establishing other committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

CODE OF ETHICS

We have a Code of Ethics within the meaning of 17 CFR Section 229.406 that applies to our CEO, CFO and Corporate Controller.  Our Code of Ethics is available on our website (www.simmons.com).  If we make an amendment to this Code of Ethics, or grant a waiver from a provision of this Code of Ethics then we will make any required disclosure of such amendment or waiver on our website or in a current report on Form 8-K filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.  This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.   Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

We are privately owned and controlled by THL, a private equity fund.  THL beneficially owned approximately 70.7% of our issued and outstanding fully-diluted capital stock as of December 29, 2007, including the period in which the 2007 compensation elements for our executive officers were determined, and held three of seven seats on our board of directors.

Our compensation strategy, as it relates to named executive officers, has been designed to support and complement the successful long-term growth of the Company.  Our objective in compensating our executive officers is to increase the enterprise value for our shareholders.

Our executive officers are Charles R. Eitel, our Chairman of the Board and Chief Executive Officer; Stephen G. Fendrich, our President and Chief Operating Officer, William S. Creekmuir, our Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary; Robert P. Burch, our Executive Vice President – Operations; Dominick Azevedo, our Executive Vice President – Sales; Kimberly A. Samon, our Executive Vice President – Human Resources and Assistant Secretary; Kristen K. McGuffey, our Executive Vice President, General Counsel and Secretary; and Timothy F. Oakhill, our Executive Vice President – Marketing and Licensing (collectively referred to as the “ELT”).  Our highly compensated named executive officers, as defined by the SEC, are Messrs. Eitel, Burch, Creekmuir, Fendrich, and Oakhill.

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

Our committee members are not independent under SEC rules and the relevant securities laws.  The compensation committee met five times in 2007.

Role of Compensation Experts

Pursuant to its charter, the compensation committee is authorized to obtain at our expense compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees, and other data and documentation as the compensation committee considers appropriate.  In addition, the compensation committee has the sole authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers.  The compensation committee retained the services of a compensation consultant to design, review and evaluate our executive base compensation arrangements for 2007 and evaluated market data as a basis for our recommendations.  For 2007, the compensation committee considered this market data, among other factors, in determining compensation levels for executive officers:

• the qualifications, skills and experience level of the respective executive officer;

• the position, role and responsibility of the respective executive officer in the company; and

• the general business and particular compensation experience and knowledge of the compensation committee’s members.

Role of Our Executive Officers in the Compensation Process

Mr. Eitel was actively involved in providing recommendations to the compensation committee in its evaluation and design of 2007 compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers other than himself.  Mr. Eitel relied on market data on similar-sized national manufacturing companies provided by a third-party consultant and his own personal experience serving in the capacity as our chief executive officer or executive officer of other companies as well as publicly available information for comparable compensation guidance.  Mr. Eitel provided this specific market information to the compensation committee.  Mr. Eitel attended all of the compensation committee’s meetings.  Ms. Samon, Executive Vice President of Human Resources, worked closely with Mr. Eitel to offer market data and to prepare recommendations to the compensation committee.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract and retain highly qualified executive officers and to align their interests with those of investors by linking significant components of executive officer compensation with the achievement of specific business and strategic objectives and our overall financial performance.  We seek to employ executive officers who are financially and ethically driven and accordingly, we offer a compensation package that places a significant amount of total compensation at risk by providing a substantial form it as equity incentives. Because we are a mid-size company with significant growth targets, we also ensure that base salaries for executives are competitive to that of larger companies.

It has been our view that the total compensation for executive officers should consist of the following components:

• base salaries;

• annual cash incentive awards;

• long-term equity incentive compensation; and

• certain perquisites and other benefits

We consider long-term equity incentive compensation to be the most important element of our compensation program for executive officers.  Since the THL Acquisition, THL has expected our executive management team to significantly increase the enterprise value of our company.  We believe that meaningful equity participation by each executive officer is the primary motivating factor that will result in significant increases in enterprise value and sales growth.  This belief is reflected in the aggregate awards of restricted stock and stock options that have been made to our executive officers.

It has been our philosophy that optimal alignment between stockholders and named executive officers is best achieved by providing a greater amount of total compensation in the form of equity rather than cash based salary.  Accordingly, we have designed total compensation programs for our executive officers to provide base compensation levels, annual cash incentive award opportunities and long-term incentive compensation awards that are economically equivalent to typical programs available for comparable executive officers in similarly sized companies.  The compensation committee determined compensation levels that it concluded were appropriate based on market data, the general business and particular compensation experience and knowledge of its members gained from working with private equity owned companies and with public companies.

Our 2007 incentive compensation program elements were primarily structured to reward our executive officers for achieving certain financial and business objectives, including the following:

• achieving company-wide Adjusted EBITDA targets; and

• achieving company-wide sales targets.

We believe that the attainment of these specific financial objectives assist in the fulfillment of certain of our strategic objectives, namely:

• to increase our enterprise value;

• to grow our company in an efficient manner; and

• to conserve and optimally utilize cash resources for the future growth of our business.

Components of Compensation

Base Salaries

The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. Adjustments in base salary are based on an evaluation of, market data, individual performance, our company-wide performance and the individual executive’s contribution to our performance.  All executive officers’ compensation is reviewed in December for compensation adjustments to take place on January 1 of the following calendar year.

Annual Cash Incentive Awards

Our named executive officers participated in an annual cash incentive award program, the 2007 Management Bonus Plan.  This program is available to administrative staff and professionals, managers, senior managers and executive officers.  The following table summarizes, for each highly compensated named executive officer, the target cash incentive awards under the 2007 Management Bonus Plan and the amounts actually earned by each such executive officer:

Name	Bonus Target	Bonus Achieved(1)
Charles R. Eitel	$692,750	$294,400
Stephen G. Fendrich	198,000	84,200
William S. Creekmuir	253,200	107,600
Robert P. Burch	198,000	84,200
Timothy F. Oakhill	142,000	60,300

(1)  We did not meet the performance criteria for a bonus under the 2007 Management Bonus Plan.  Amounts shown represent discretionary bonuses approved by the compensation committee.  The discretionary bonus amount provided to our named executive officers was 42.5% of their bonus target under the 2007 Management Bonus Plan and was based on their individual performance for 2007.

2007 Management Bonus Plan

The purpose of each executive officer’s 2007 Management Bonus Plan was to create financial incentives aligned with the overriding objective of increasing enterprise value.  Awards under the 2007 Management Bonus Plan were earned based on our achievement of defined financial targets.

In March 2007, the compensation committee approved financial targets established for us.  These targets included the achievement of specified threshold levels of EBITDA, adjusted for certain non-recurring or non-cash items as allowed under our senior credit facility, (“Adjusted EBITDA”) and revenue, adjusted to exclude certain payments to customers recorded as reductions of revenue under GAAP, (“Adjusted Revenue”) for our 2007 fiscal year.  These financial targets and the associated performance levels that were established represented the factors that the compensation committee deemed most important and which, if achieved, would likely result in an increase in enterprise value.  The specific performance levels were determined with reference to our 2007 budget, which we used to manage our day-to-day business and were determined by our board of directors as representing an aggressive level of growth and financial performance for us in 2007.
Our 2007 financial targets were based on an Adjusted EBITDA target of $183.0 million and an Adjusted Revenue target of $1,228.2 million.

   To be eligible to receive a bonus under the plan, we must achieve 91% of the Adjusted EBITDA target and 91% of the Adjusted Revenue.  The bonus target is weighted 85% toward achieving the Adjusted EBITDA target and 15% toward achieving the Adjusted Revenue target.  The portion of the bonus target related to Adjusted EBITDA is prorated as follows:

% of EBITDA Achieved	% of Bonus
91%	10%
92%	20%
93%	30%
94%	40%
95%	50%
96%	60%
97%	70%
98%	80%
99%	90%
100%	100%

 The portion of the bonus target related to Adjusted Revenue was prorated from 0% to 100% for Adjusted Revenue between $1,105.4 million and $1,228.2 million.

   Each executive officer was eligible to receive a “bonus” factor which was applied to performance achieved beyond reaching the 100% target.  For every percent increase over the financial target, Mr. Eitel’s bonus target increases 5% and Messrs. Fendrich’s, Creekmuir’s, Burch’s and Oakhill’s increase 4%.

Long-Term Incentive Compensation

Overview

We administer a long-term incentive compensation awards through the Third Amended and Restated Equity Incentive Plan (“Equity Plan”).  The purpose of the Equity Plan is to provide an incentive to management to continue their employment over a long term and to align their interests with those of the Company and its stockholders by providing a stake in our continued growth and success.  The plan permits awards of stock options, stock appreciation rights, restricted stock awards, stock units and dividend equivalent rights.

We have awarded restricted stock and stock option awards as the primary form of equity compensation.  We have generally considered and made equity awards under three circumstances:

• upon hiring new executive officers, vice-presidents and directors;

• as a result of promotion; and

• to existing executive officers, vice-presidents and directors after evaluating internal equity across the management team.

Restricted stock and stock option awards that we have granted vest upon attainment of performance-based measures.  Performance-based awards are forfeitable if specified financial performance targets are not achieved within a specified period of time.

Restricted Stock and Stock Option Practices

We have awarded all stock options to purchase our common stock to executive officers at the fair value of the common stock on the grant date.  We have not back-dated any option awards.  The fair value of all options granted in 2007 was determined by our board of directors based on a recommendation from the compensation committee, which utilized a contemporaneous independent valuation of our common stock provided to us by a third-party valuation firm that the compensation committee engaged for such purpose.

As a privately owned company, there has been no market for our common stock.  Accordingly, in 2007, we had no program, plan or practice pertaining to the time of stock option grants to executive officers coinciding with the release of material non-public information.

Perquisites and Other Personal Benefits

We provide certain perquisites to its executives.  These perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in turn allowing greater focus on company-related activities.  The compensation committee reviewed and approved continuing the executive officer perquisites at the December 2007 meeting of the board of directors.  More detail on these perquisites may be found in the narrative following the Summary Compensation Table.

Compensation Committee Evaluation of Executive Officer Compensation for 2008

In the fourth quarter of 2007, the compensation committee evaluated executive officers’ pay and approved the following components of compensation.

• Base Salaries:

➢ reevaluated base salaries on market data, performance, experience and overall contribution to the organization; and

➢ established base salaries for 2008 for Messrs. Eitel, Fendrich, Creekmuir, Burch and Oakhill of $840,000; $500,000, $435,000; $340,000 and $265,000, respectively.

• Annual Cash Bonuses for 2008:

➢ established 2008 annual cash bonus targets that are calculated as a percentage of the participant’s base salary, with performance metrics that provide for a range of payments beginning with no bonus below a threshold performance level and then a target level; and

➢ established performance metrics for achieving an annual cash bonus similar to those established for 2007, based on Adjusted Sales and Adjusted EBITDA targets, which are directly linked to our 2008 operating budget.

Tax Implications of Executive Compensation

We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, would be applicable, and accordingly, our compensation committee did not consider its impact in determining compensation levels for our highly compensated executive officers in 2007.

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

Summary Compensation Table for Fiscal Years 2007 and 2006

The following table sets forth the aggregate compensation awarded to, earned by or paid to our highly compensated executive officers for 2007 and 2006.

Name & Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation		Total
Charles R. Eitel , CEO	2007	$815,000	$294,400	$31,315	$187,482	(4)	$1,328,197
	2006	780,000	856,239	107,364	243,839	(4)	1,987,442

Stephen G. Fendrich, President & COO	2007	330,000	84,200	5,093	28,583	(5)	447,876
	2006	315,000	264,031	28,373	419,657	(5)	1,027,061

William S. Creekmuir, CFO	2007	422,000	107,600	19,512	31,324	(6)	580,436
	2006	405,000	339,469	67,103	39,680	(6)	851,252

Robert P. Burch, EVP - Operations	2007	330,000	84,200	11,375	37,314	(7)	462,889
	2006	310,000	259,840	63,376	73,227	(7)	706,443

Timothy F. Oakhill, EVP - Marketing	2007	248,333	60,300	4,492	62,035	(8)	375,160
	2006	222,000	120,790	17,557	20,885	(8)	381,232

Gary S. Matthews	2007	233,317	-	-	1,003,046	(9)	1,236,363
	2006	47,917	647,809	-	27,552	(9)	723,278

(1) Reflects annual base salary.

(2) Reflects management bonus earned for achieving financial performance targets and/or discretionary bonuses received.  Mr. Matthews’ 2006 bonus reflects a $600,000 initial employment bonus.

(3) Reflects the stock based compensation expense recognized under SFAS 123(R). For a discussion of assumptions made in the valuation, see “Note L - Stock-Based Compensation” to our audited financial statements included elsewhere in this Form 10-K.

(4) Reflects perquisites that we paid for (i) personal use of corporate jet of $116,685 and $160,299 for 2007 and 2006, respectively; (ii) commuting expenses from Mr. Eitel’s principle residence to our corporate headquarters of $10,138 and $15,583 for 2007 and 2006, respectively; (iii) employer contributions to our 401(k) plan of $13,500 and $13,200 for 2007 and 2006, respectively; (iv) an annual car allowance of $12,000 for 2007 and 2006; (v) mattress sets of $9,104 and $11,691 for 2007 and 2006, respectively; (vi) life-insurance and long-term disability insurance premiums of $13,742 for 2007 and 2006; (vii) club membership dues of $8,743 and $7,678 for 2007 and 2006, respectively; (viii) the assumption of taxes for certain taxable benefits of $3,570 and $6,933 for 2007 and 2006, respectively; and (ix) non-business travel expenses of $2,713 for 2006.

(5) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $6,750 and $6,600 for 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2007 and 2006; (iii) life-insurance and long-term disability insurance premiums of $1,582 and $1,345 for 2007 and 2006, respectively; (iv) financial consulting expense of $5,000 for 2007 and 2006; (v) annual physical exam of $3,375 for 2007; (vi) mattress sets of $1,255 and $4,616 for 2007 and 2006, respectively; (vii) non-business travel expenses of $1,143 for 2006; (viii) personal use of the corporate jet of $760 for 2006; (ix) reimbursement of selling expenses related to the sale of Mr. Fendrich’s personal residence of $235,678 for 2006; (x) relocation allowance of $12,803 for 2006; and (xi) the assumption of taxes for certain taxable benefits of $1,621 and $142,712 for 2007 and 2006, respectively.

(6) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,500 and $13,200 for 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2007 and 2006; (iii) life-insurance and long-term disability insurance premiums of $5,255 for 2007 and 2006; (iv) mattress sets of $1,021 and $3,936 for 2007 and 2006, respectively; (v) financial consulting expense of $5,000 for 2006; (vi) fees paid to serve as a director of a subsidiary of $280 for 2006; and (vii) the assumption of taxes for certain taxable benefits of $2,548 and $3,009 for 2007 and 2006, respectively.

(7) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $6,750 and $6,600 for 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2007 and 2006; (iii) financial consulting expense of $5,000 for 2007 and 2006; (iv) life-insurance and long-term disability insurance premiums of $2,497 and $2,162 for 2007 and 2006, respectively; (v) annual physical exam of $2,500 and $4,625 for 2007 and 2006, respectively; (vi) non-business travel expense of $5,712 and $4,958 for 2007 and 2006, respectively; (vii) mattress sets of $4,654 and $4,194 for 2007 and 2006, respectively; (viii) relocation allowance of $23,282 for 2006; and (ix) the assumption of taxes for certain taxable benefits of $1,201 and $13,406 for 2007 2006, respectively.

(8) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,500 and $13,200 for 2007 and 2006, respectively; (ii) financial consulting expense of $5,000 for 2007; (iii) life-insurance and long-term disability insurance premiums of $1,203 for 2007 and 2006; (iv) annual physical exam of $2,500 and $4,000 for 2007 and 2006, respectively; (v) business school tuition and associated travel expense of $37,180 for 2007; (vi) fees paid to serve as a director of a subsidiary of $284 and $560 for 2007 and 2006, respectively; (vii) mattress sets of $1,167 for 2007; and (viii) the assumption of taxes for certain taxable benefits of $1,201 and $1,922 for 2007 and 2006, respectively.

(9)  Reflects perquisites that we paid for (i) personal use of corporate jet of $31,190 for 2007; (ii) a car allowance of $6,000 for 2007; (iii) life-insurance premiums of $1,120 for 2007; (iv) relocation allowance of $42,206 and $1,333 for 2007 and 2006, respectively; (v) mattress sets of $3,166 and $1,975 for 2007 and 2006, respectively; (vi) the assumption of taxes for certain taxable benefits of $19,364 and $640 for 2007 and 2006, respectively; (vii) legal expenses related to Mr. Matthews’ employment agreement of $23,604 for 2006; and (viii) a severance package of $900,000 for 2007.  Mr. Matthews’ resigned on May 8, 2007 and his last day with the Company was May 25, 2007.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table sets forth information about grants made to our highly compensated executive officers in 2007 pursuant to our equity incentive plans.

	Grant		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option	Grant Date Fair
Name & Principal Position	Date		Threshold	Target	Maximum	Awards	Value
Stephen G. Fendrich, President & COO	12/4/2007	(1)	27,000	30,000	30,000	$ 18.82	$ 8.59

(1) Reflects the grant of stock option awards under our Equity Plan to Mr. Fendrich.  The awards vest ratably over a four-year period starting with our fiscal year 2008 based upon our achievement of annual Adjusted EBITDA performance targets.  Additionally, vesting of the shares may be accelerated upon a change in control as defined in the Equity Plan.

Executive Employment Arrangements

Messrs. Eitel and Creekmuir entered into executive employment agreements with us in December 2003, which were amended in 2005 and 2007.  Mr. Fendrich entered into an executive employment agreement with us in December 2007 that was effective January 1, 2008.  Messrs. Eitel’s, Creekmuir’s and Fendrich’s agreements have two-year terms with evergreen renewal provisions and contain usual and customary restrictive covenants, including two-year non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation/no hire of employees or customers and non-disparagement provisions.  In the event of a termination without “cause” or departure for “good reason,” the terminated executives are entitled to severance equal to two years salary plus an amount equal to their pro-rated bonus for the year of termination.

Mr. Burch’s offer of employment contains usual and customary restrictive covenants, including a two-year non-compete, a duty of non-disclosure, and provision relating to non-solicitation/no hire of employees or customers and non-disparagement.  Mr. Oakhill’s offer of employment contains usual and customary restrictive covenants, including a one-year non-compete, a duty of non-disclosure, and provision relating to non-solicitation/no hire of employees or customers and non-disparagement.  In the event of a termination with “cause” or departure for “good reason,” Mr. Burch is entitled to severance equal to two years salary and Mr. Oakhill is entitled to severance equal to one year of salary.

Potential Post-Employment Payments and Payments on a Change in Control

The information below describes and quantifies certain compensation that would become payable under existing arrangements if the named executive’s employment had terminated on December 29, 2007, given the named executive’s compensation as of such date and based on our fair value of the stock price on that date.  These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) plan and accrued vacation pay.  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name & Principal Position	Benefit	Other than Cause or Good Reason	Justifiable Cause	Death and Incapacity
Charles R. Eitel, CEO	Severance(1)	$1,630,000	$-	$-
	Bonus(2)	-	-	-
	Equity awards(3)	1,758,208	-	1,758,208
	Class A shares(4)	1,437,000	600	1,437,000
	Health insurance(5)	23,024	-	-

Stephen G. Fendrich, President & COO	Severance(1)	660,000	-	-
	Bonus(2)	-	-	-
	Equity awards(3)	586,775	-	586,775
	Health insurance(5)	32,512	-	-

William S. Creekmuir, CFO	Severance(1)	844,000	-	-
	Bonus(2)	-	-	-
	Equity awards(3)	1,098,883	-	1,098,883
	Class A shares(4)	775,567	324	775,567
	Health insurance(5)	20,936	-	-

Robert P. Burch, EVP - Operations	Severance(1)	660,000	-	-
	Bonus(2)	-	-	-
	Equity awards(3)	638,679	-	638,679

Timothy F. Oakhill, EVP - Marketing	Severance(1)	248,333	-	-
	Bonus(2)	-	-	-
	Equity awards(3)	122,145	-	122,145
	Class A shares(4)	33	33	33

(1)  For termination with good reason by the executive, Messrs. Eitel, Creekmuir, Fendrich and Burch would be entitled to twice their annual salary, and Mr. Oakhill would be entitled to his annual salary.  For termination by incapacity, Messrs. Eitel and Creekmuir would be entitled to their salary through the termination date of their employment agreement.

(2)  Since we did not meet our performance objectives under the 2007 Management Incentive Plan and the Company provided a discretionary bonus to members of management only if employed as of the date of the bonus payout, Messrs. Eitel, Fendrich, Creekmuir, Burch and Oakhill would not receive any unpaid bonus earned in 2007 if they were terminated on December 29, 2007.

(3)  If one of the named executives were to terminate from Simmons for any reason, Simmons Holdco would have the right to repurchase such executive officers’ vested and unvested shares of class B common stock. The unvested shares of class B common stock would be repurchased at $0.01 per share and the vested shares would be repurchased at the then current fair value as of the date of the repurchase as determined by our board of directors.

(4)  For termination other than for cause or good reason, death or incapacity, Messrs. Eitel and Creekmuir would have the right for 90 days following termination to require Simmons Holdco to repurchase their class A common stock at fair value on the date of termination.  For termination other than for cause, death or incapacity, Mr. Oakhill would have the right for 90 days following termination to require Simmons Holdco to repurchase his class A common stock at the lesser of his cost to acquire the stock or fair value on the date of termination.  Within 90 days of any termination, Simmons Holdco has the right to repurchase the class A common stock at (i) the lesser of the cost to acquire the stock or fair value on the date of termination if terminated with cause or voluntarily leave or (ii) fair value on the date of termination if terminated without cause or good reason.

(5)  We shall contribute to Messrs. Eitel’s, Creekmuir’s and Fendrich’s (including dependents) coverage under our medical, dental and vision plans for a period of up to two years following termination for other than cause or good reason.  After termination, Messrs. Eitel and Creekmuir (including spouses) can continue their coverage under our medical, dental and vision plans at the executive’s COBRA rates until death of the executive and their spouse.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table reflects all outstanding equity awards held by our highly compensated executive officers as of December 29, 2007:

	Option Awards			Stock Awards
Name & Principal Position	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not Vested
Charles R. Eitel, CEO (1)	-	$-	-	110,117	$2,637,302
Stephen G. Fendrich, President & COO (2)	30,000	18.82	1/16/2018	18,000	431,100
William S. Creekmuir, CFO (1)	-	-	-	68,824	1,648,225
Robert P. Burch, EVP - Operations (1)	-	-	-	40,001	958,019
Timothy F. Oakhill, EVP - Marketing (3)	-	-	-	9,900	237,105

(1)
Under the current restricted stock agreements, if the Company meets the restricted stock awards’ 2008 Adjusted EBITDA target, 50% of the unvested restricted stock awards will vest in 2009 when the Company’s audited 2008 financial statements are complete.  Any remaining unvested shares can only vest based on a change of control and the Company meeting certain cumulative performance criteria.

(2)	Mr. Fendrich’s stock option awards vest ratably over a four year period based on the Company meeting annual Adjusted EBITDA targets starting in 2008.
(3)
If the Company meets the restricted stock awards’ 2008 Adjusted EBITDA target, 3,300 of the unvested restricted stock awards will vest in 2009 when the Company’s audited 2008 financial statements are complete.  If the Company meets the restricted stock awards’ 2009 Adjusted EBITDA target, 1,500 of the unvested restricted stock will vest in 2010 when the Company’s audited 2009 financial statements are complete.  Any remaining unvested shares can only vest based on a change of control and the Company meeting certain cumulative performance criterias.

Option Exercises and Stock Vested in 2007

Since the Company failed to meet the awards 2007 Adjusted EBITDA target, none of the restricted stock or stock option awards vested.  No stock options were exercised in 2007.

DIRECTOR COMPENSATION

  In 2007, directors who also served as employees and directors affiliated with significant stockholders received no compensation for serving on our board of directors.  Non-employee directors not affiliated with a significant stockholder receive director fees of $25,000 per year plus $5,000 for each special board or committee meeting that they attend in person and $1,000 for each special meeting attended telephonically.  All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings.  Upon joining our board of directors, each of the non-employee directors not affiliated with a significant stockholder were granted restricted stock awards of 2,500 shares of our class B common stock, which is subject to time and performance-based vesting.

The following table sets for the aggregate compensation awarded to, earned by or paid to our directors during 2007.

Director Compensation for the 2007 Fiscal Year

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
William P. Carmichael	$34,000	$427	$34,427
David A. Jones	33,000	427	33,427
B. Joseph Messner	26,000	427	26,427

(1)
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

The objective of the compensation committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit us.  The primary elements of executive compensation are base salary, annual cash incentive awards, long-term equity incentive compensation awards and certain other perquisites and other benefits.  The salary is based on factors such as the individual executive officer’s position, role and level of responsibility in the Company; the qualifications, skills and experience of the respective executive officer; and a comparison to similar positions in the Company and in comparable companies.  The annual cash incentive awards are currently based on our performance measured against attainment of financial objectives. For 2007, the compensation committee provided a discretionary annual cash incentive award based on personal performance.  Long-term equity incentive awards generally have vesting schedules tied to the achievement of our certain financial objectives and are intended to align management’s interests with ours and our stockholders in promoting our long-term growth.  Further information on each of these compensation elements follows.

SALARIES

With respect to Mr. Eitel, each member of the board of directors assesses his performance and this information is then summarized for the compensation committee.  The compensation committee then adjusts Mr. Eitel’s base salary based on this performance assessment and external market equity.  Mr. Eitel’s and the other members of the ELT are reviewed annually by Mr. Eitel who makes a recommendation of a salary adjustment to the compensation committee based on the performance of the individual and our salary guidelines.  Competitive compensation data is also a major factor in establishing the salary of Mr. Eitel’s direct reports, but no precise formula is applied in the consideration of this data.  The compensation committee’s review and final determination of the salaries for the other members of the ELT takes place annually.

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

ANNUAL CASH BONUSES

Certain of our employees are eligible, pursuant to their offers of employment, to receive annual cash bonuses based on our performance measured against attainment of financial objectives.

LONG-TERM EQUITY INCENTIVE AWARDS

We adopted the Equity Plan and ComforPedic Incentive Plan to provide incentives to our management and independent directors and our affiliates by granting them restricted stock, warrants and stock option awards of our class B common stock.  These awards granted to management are intended to provide an incentive for management to continue their employment over a long term and to align their interests with ours by providing a stake in the same.  The compensation committee recommends grants to the board which determines whether such grants are appropriate.  In making such recommendations, the compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants.  The compensation committee also recommends modifications to the terms of award to the board.  Individual awards take into account the individual’s level within the organization, scope of responsibilities and performance.

OTHER BENEFITS

Periodically, the compensation committee assesses the other benefits provided to our executive officers and other managers.

The compensation committee continually reviews our compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

The compensation committee has reviewed the compensation discussion and analysis and discussed that analysis with management.  Based on its review and discussions with management, the committee recommended to our board of directors that the compensation discussion and analysis be included in the Company’s Annual Report on Form 10-K for 2007.

Compensation Committee:

Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our beneficial ownership, by each member of the board of directors, each of our named executive officers, and each member of our board of directors and our executive officers as a group.  As a result of the Merger, our securityholders exchanged their shares of Simmons Company for shares of Simmons Holdco that are identical to the type and number of Simmons Company shares prior to the Merger.  Simmons Holdco outstanding securities consisted of 3,811,670.55 shares of class A common stock and 624,759.99 shares of class B common stock as of March 1, 2008.  The class B common stock was issued pursuant to the restricted stock agreement under the Equity Plan.  See Item 13 “Certain Relationships and Related Party Transactions — Amended and Restated Certificate of Incorporation of Simmons Company.”  The class A common stock and class B common stock generally have identical voting rights.  To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted.  Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.
		Percentage		Percentage
	Class A	of Class A	Class B	of Class B
	Common	Common	Common	Common	Percent
Name and Address	Stock	Stock	Stock	Stock	of Total
Principal Securityholders:
Thomas H. Lee Partners L.P. and Affiliates (1)	3,270,940.05	85.8%	-	-%	73.7%
Fenway Partners Capital Fund II, L.P. and Affiliates (2)	387,837.03	10.2%	-	-	8.7%
Directors and Executive Officers:
Charles R. Eitel (3) (5)	60,000.00	1.6%	183,529.00	29.4%	5.5%
Dominick A. Azevedo(3) (4) (6)	971.48	*	3,440.00	*	*
Robert P. Burch (3) (4)	-	-	66,668.00	10.7%	1.5%
William S. Creekmuir (3) (4) (5)	32,382.75	*	114,706.00	18.4%	3.3%
Stephen G. Fendrich (3) (4) (6)	-	-	42,500.00	6.8%	1.0%
Kristen K. McGuffey (3) (4)	4,069.50	*	15,000.00	2.4%	*
Timothy F. Oakhill (3) (4)	3,250.00	*	15,000.00	2.4%	*
Kimberly A. Samon (3) (4) (6)	-	-	11,000.00	1.8%	*
Todd M. Abbrecht (1)	3,270,940.05	85.8%	-	-	73.7%
William P. Carmichael (3)	-	-	2,500.00	*	*
David A. Jones (3) (5)	2,000.00	*	2,500.00	*	*
B. Joseph Messner (3)	-	-	2,500.00	*	*
Scott A. Schoen (1)	3,270,940.05	85.8%	-	-	73.7%
George R. Taylor (1)	3,270,940.05	85.8%	-	-	73.7%
All directors and named executive officers as a group
(14 persons) (1) (4)	3,373,613.78	88.5%	459,343.00	73.5%	86.4%

*	less than 1%

(1)
Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Great-West Investors LP, Putnam Investment Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC.  Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is also THL Equity Advisors V, LLC, which is registered in the Cayman Islands as a foreign company.  Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation.  Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust.

Scott A. Schoen is co-President of Thomas H. Lee Advisors, LLC and a vice president of THL Investment Management Corp.  Todd M. Abbrecht is a Managing Director of Thomas H. Lee Advisors, LLC and a vice president of THL Investment Management Corp.  George R. Taylor is a Managing Director of Thomas H. Lee Advisors, LLC.  Each of Messrs. Schoen, Abbrecht and Taylor may be deemed to beneficially own class A common shares held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V. L.P.  Furthermore, each of Messrs. Schoen and Abbrecht may be deemed to beneficially own class A common shares held of record by Thomas H. Lee Investors Limited Partnership.  Each of these individuals disclaims beneficial ownership of such common shares except to the extent of their pecuniary interest therein.

The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Scott A. Schoen, Todd M. Abbrecht and George R. Taylor is 100 Federal Street, Boston, Massachusetts 02110.

Putnam Investment Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity.  The address for the Putnam entities is One Post Office Square, Boston, Massachusetts 02109.

The address of Great-West Investors LP is c/o Great-West Life & Annuity Insurance Company, 8515 C. Orchard Road 3T2, Greenwood Village, Colorado 80111.

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

(4)	Pursuant to a stockholders agreement, Mr. Eitel has the voting power of the employees and executive officers as to their common stock shown.

(5)	Includes shares held in trust for or by immediate family members.

(6)
Excludes 30,000 shares, 2,000 shares and 9,560 shares of class B common stock that may be acquired upon the vesting and exercise of non-qualified stock options held by Mr. Fendrich, Ms. Samon, and Mr. Azevedo, respectively.  All of Mr. Fendrich’s and Ms. Samon’s stock options and 6,120 of Mr. Azevedo stock options  vest ratably over a four year period based on the Company meeting certain annual Adjusted EBITDA targets starting in 2008.  Mr. Azevedo’s remaining stock options vest ratably over a four year period based on the Company meeting certain annual Adjusted EBITDA targets starting in 2007.  Since the Company did not meet the Adjusted EBITDA target for 2007, 860 of Mr. Azevedo’s stock options did not vest and can only vest based on the change of control provisions of the stock option agreement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 29, 2007 regarding our equity compensation plans.  The plans pursuant to which we may make equity grants is the Equity Plan that was approved by our board of directors and securityholders on November 30, 2006 and The Simmons Manufacturing Co., LLC’s Comfor-Pedic Division Incentive Plan (“ComforPedic Incentive Plan”).  As a result of the Merger, our Equity Plan was assumed by Simmons Holdco.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	131,057	$ 24.57	65,034

Column (a) of the table excludes restricted stock awards issued under the Equity Plan, which authorizes the board of directors to grant up to 821,775 shares of class B common stock through options, restricted stock awards, or other awards to our employees, directors and consultants.  As of December 29, 2007, we had issued restricted stock awards and stock options under the Equity Plan and warrants under the ComforPedic Incentive Plan.  The shares shown in column (c) are remaining shares of class B common stock available for issuance after taking into consideration the shares of class B common stock issued as a restricted stock award or underlying stock options and warrants granted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEC regulations require that we disclose any transaction, or series of similar transactions, since the beginning of 2007, or any contemplated transactions, in which the Company was or is to be a participant, in whom the amount involved exceeds $120,000 and in which any of the following persons had or will have a direct or indirect material interest:

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

Simmons Bedding paid management fees, inclusive of expenses, of $1.7 million in 2007.

Simmons Bedding also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.

DISTRIBUTION TO STOCKHOLDERS

As a result of the Merger, holders of our common stock received stock of Simmons Holdco and certain stockholders also received cash.  Simmons Holdco also used the net proceeds from the Toggle Loan to pay transaction expenses. The following table sets forth the proceeds distributed to certain stockholders in connection with the merger (in thousands):

Name	Proceeds
Principal Securityholders (1):
Thomas H. Lee Partners L.P. and Affiliates	$ 238,288
Fenway Partners Capital Fund II, L.P. and Affiliates	28,254
Directors and Executive Officers:
Charles R. Eitel	3,643
William S. Creekmuir	2,359
Kristen K. McGuffey	296
Gary S. Matthews (2)	253
Timothy F. Oakhill	236
Dominick A. Azevedo	71
David A. Jones	146
Immediate Family Members of Directors and Executive Officers:
Charles Ross Eitel	243
Stephanie L. Eitel	243
Jennifer E. Young	243

(1)	A security holder covered by Item 403(a) of Regulation S-K
(2)	Resigned from the Company on May 25, 2007

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

	2007	2006
Audit Fees	$925,261	$924,507
Tax Fees	-	9,920
Total	$925,261	$934,427

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Balance Sheets at December 29, 2007 and December 30, 2006

Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II - Valuation Accounts

(a)(3)	The exhibits to this report are listed in section (b) of Item 15 below.

(b)           Exhibits:

The following exhibits are filed with or incorporated by reference into this Form 10-K.  For the purposes of this exhibit index, references to “Simmons Bedding” include Simmons Bedding, both prior to and following the transactions that occurred on December 19, 2003.  The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-76723 (referred to as “1999 S-4”), (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for Simmons Bedding (referred to as “9/30/00 10-Q”), (iii) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 for Simmons Bedding (referred to as “3/30/02 10-Q”), (iv) Annual Report on Form 10-K for the year ended December 28, 2002 for Simmons Bedding (referred to as “2002 10-K”), (v) Annual Report on Form 10-K for the year ended December 27, 2003 for Simmons Bedding (referred to as “2003 10-K”), (vi) Current Report on Form 8-K filed September 2, 2004 for Simmons Bedding (referred to as “9/02/04 8-K”), (vii) registration statement on Form S-4 under the Securities Act of 1933 for Simmons Company, File No. 333-124138 (referred to as “2005 S-4”), (viii) Current Report on Form 8-K filed August 4, 2005 for Simmons Bedding (referred to as “8/4/05 8-K”), (ix) Current Report on Form 8-K filed September 21, 2005 for Simmons Bedding (referred to as “9/21/05 8-K”), (x) Current Report on Form 8-K filed December 13, 2005 for Simmons Bedding (referred to as “12/13/05 8-K”), (xi) Current Report on Form 8-K filed December 19, 2005 for Simmons Bedding (referred to as “12/19/05 8-K”), (xii) Current Report on Form 8-K filed April 4, 2006 for Simmons Company (referred to as “4/6/06 8-K”), (xiii) Current Report on Form 8-K filed April 19, 2006 for Simmons Company (referred to as “4/19/06 8-K”), (xiv) Current Report on Form 8-K filed April 24, 2006 for Simmons Company (referred to as “4/24/06 8-K), (xv) Current Report on Form 8-K filed May 31, 2006 for Simmons Company (referred to as “5/31/06 8-K”), (xvi) Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 for Simmons Company (referred to as “7/1/06 10-Q”), (xvii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 for Simmons Company (referred to as “9/30/06 10-Q”), (xviii) Current Report on Form 8-K filed October 5, 2006 for Simmons Company (referred to as “10/5/06 8-K”), (xix) Current Report on Form 8-K filed December 6, 2006 for Simmons Company (referred to as “12/6/06 8-K”), (xx) Current Report on Form 8-K filed February 12, 2007 (referred to as “2/12/07 8-K”), (xxi) Current Report on Form 8-K filed June 8, 2007 (referred to as “6/8/07 8-K”) and (xxii) Current Report on Form 8-K filed December 7, 2007 (referred to as “12/7/07 8-K”).  Exhibits filed herewith have been denoted by a pound sign (#).

EXHIBIT INDEX

Number	Description
*2.1	Agreement and Plan of Merger dated as of December 19, 2003, by and between THL Bedding Company and Simmons Holdings, Inc. (2003 10-K)

*2.2	Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons Company and Simmons Holdings, Inc. (2003 10-K)

*3.1	Amended and Restated Certificate of Incorporation of Simmons Company. (2005 S-4)

*3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of THL Bedding Holding Company. (2005 S-4)

*3.1.2	Second Amended and Restated Articles of Incorporation of Simmons Company. (12/06/06 8-K)

*3.1.3	Third Amended and Restated Certificate of Incorporation of Simmons Company. (2/12/07 8-K)

*3.2	Certificate of Ownership and Merger of Simmons Company with and into Simmons Holdings, Inc. (2003 10-K)

*3.2.1	The Merger Agreement dated February 7, 2007 by and among Simmons Holdco, Inc., Simmons Merger Company and Simmons Company. (2/12/07 8-K)

*3.3	Amended and Restated By-laws of Simmons Company. (2005 S-4)

*4.1
Indenture (including form of note) dated as of December 19, 2003, among Simmons Bedding Company (f/k/a THL Bedding Company), the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee.  (2003 10-K)

*4.2	Indenture (including form of note) dated as of December 15, 2004 between Simmons Company and Wells Fargo Bank, National Association, as trustee. (2005 S-4)

*4.3	Exchange and Registration Rights Agreement dated December 15, 2004 among Simmons Company and the Initial Purchasers. (2005 S-4)

*10.1	Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and Simmons Bedding, as Tenant, dated as of April 20, 2000, as amended. (9/30/00 10-Q)

*10.1.1	Second Amendment to Lease Agreement at Concourse between Teachers Concourse, LLC, as Landlord, and Simmons Bedding, as Tenant, dated as of October 6, 2006. (9/30/06 10-Q)

*10.2
Loan Agreement, dated as of November 1, 1982, between the City of Janesville, Wisconsin and Simmons Bedding, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial Development Revenue Bond, Series A.  (1999 S-4)

*10.3
Loan Agreement between the City of Shawnee and Simmons Bedding relating to the Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust Company of Missouri, N.A., as Trustee, dated as of December 1, 1996 relating to $5,000,000 Private Activity Revenue Bonds, Series 1996.  (1999 S-4)

*10.4	Loan Agreement dated as of December 12, 1997 between Simmons Caribbean Bedding, Inc. and Banco Santander Puerto Rico. (1999 S-4)

*10.5	Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002. (3/30/02 10-Q)

*10.5.1	First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001. (3/30/02 10-Q)

*10.6	Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997. (3/30/02 10-Q)

*10.7	First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.8	Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons Holdings, Inc., THL Bedding Company and the sellers named therein. (2003 10-K)

*10.9
ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons Holdings, Inc., State Street Bank and Trust Company, solely in its capacity as trustee, of the Simmons Company Employee Stock Ownership Trust, and THL Bedding Company.  (2003 10-K)

*10.10
Amendment to Employee Stock Ownership Plan Trust Agreement dated as of December 16, 2003, between Simmons Company and State Street Bank and Trust Company, as trustee under the Trust Agreement.  (2003 10-K)

*10.11	Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC. (2003 10-K)

*10.12	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Charles R. Eitel. (2003 10-K)

*10.12.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Charles R. Eitel. (4/24/06 8-K)

#10.12.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and Charles R. Eitel.

*10.13	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and William S. Creekmuir. (2003 10-K)

*10.13.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and William S. Creekmuir. (4/24/2006 8-K)

#10.13.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and William S. Creekmuir.

*10.14	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Charles R. Eitel. (2003 10-K)

*10.14.1	Supplement to Employee Agreement dated December 7, 2005 between Charles R. Eitel and Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

#10.14.2	Second Supplement to Employee Agreement dated December 5, 2007 between Charles R. Eitel and Simmons Holdco, Simmons Company and Simmons Bedding Company.

*10.15	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and William S. Creekmuir. (2003 10-K)

*10.15.1	Supplement to Employee Agreement dated December 9, 2005 between William S. Creekmuir and Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

#10.15.2	Second Supplement to Employee Agreement dated December 5, 2007 between William S. Creekmuir and Simmons Holdco, Simmons Company and Simmons Bedding Company.

*10.16
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

*10.16.1	First Amendment dated December 16, 2005 to the Amended and Restated Credit and Guaranty Agreement dated as of August 27, 2004. (12/19/05 8-K)

*10.16.2
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

*10.16.3	First Amendment dated February 9, 2007 to the second amended and restated credit and guaranty agreement dated May 25, 2006. (2/12/07 8-K)

*10.17
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

*10.18
Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc., Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement.  (2003 10-K)

*10.19	Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.20	2002 Stock Option Plan. (2002 10-K)

*10.21	Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001. (3/30/02 10-Q)

*10.21.1	First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.22	Offer of Employment dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.22.1	Non-Compete Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.23	Employment Agreement dated as of December 7, 2007 between Simmons Holdco, Inc., Simmons Bedding Company and Stephen G. Fendrich. (12/7/07 8-K)

*10.24	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Robert P. Burch. (9/21/05 8-K)

*10.24.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Robert P. Burch. (4/24/06 8-K)

#10.24.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Robert P. Burch

*10.25	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Stephen G. Fendrich. (4/6/06 8-K)

*10.25.1	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, between Simmons Company and Stephen G. Fendrich. (4/24/06 8-K)

#10.25.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Stephen G. Fendrich

*10.26	General Release and Separation Agreement dated as of March 31, 2006, among Simmons Bedding, Simmons Company and Rhonda C. Rousch. (4/19/06 8-K)

*10.27	Employment Agreement dated as of November 10, 2006, among Simmons Company, Simmons Bedding Company and Gary S. Matthews. (9/30/06 10-Q)

*10.28	Unit Purchase Agreement by and among ST San Diego, LLC, Sleep Country USA, Inc., SC Holdings, Inc. and Simmons Bedding Company. (7/1/06 10-Q)

*10.29	General Release and Separation Agreement dated as of June 7, 2007, among Simmons Bedding, Simmons Company and Gary S. Matthews. (6/8/07 8-K)

#10.30	Amended and Restated Restricted Stock Agreement dated April 17, 2006 for December 2003 issuance, among Simmons Company and Timothy F. Oakhill.

#10.30.1	First Amendment to Amended and Restated Restricted Stock Agreement dated January 10, 2007, among Simmons Company and Timothy F. Oakhill

#10.31	Amended and Restated Restricted Stock Agreement dated April 17, 2006 for September 2005 issuance, among Simmons Company and Timothy F. Oakhill.

#10.31.1	First Amendment to Amended and Restated Restricted Stock Agreement dated January 10, 2007, among Simmons Company and Timothy F. Oakhill

*10.32	Restricted Stock Agreement dated as of September 29, 2006, among Simmons Company and Timothy Oakhill. (10/5/06 8-K)

#10.32.1	First Amendment to Amended and Restated Restricted Stock Agreement dated January 10, 2007, among Simmons Company and Timothy F. Oakhill

#10.33	Employment Agreement Letter dated January 9, 2006, among Simmons Company, Simmons Bedding Company and Timothy F. Oakhill

#10.34	Stock Option Agreement dated January 10, 2008, among Simmons Holdco, Inc. and Stephen G. Fendrich

#12.1	Computation of ratio of earnings to fixed charges

#21.1	Subsidiaries of Simmons Company

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIMMONS COMPANY

SCHEDULE II — VALUATION ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal year ended December 29, 2007
Doubtful accounts	$1,967	$4,271	$3,522	$2,716
Discounts and returns, net	2,362	-	528	1,834
	$4,329	$4,272	$4,050	$4,550

Fiscal year ended December 30, 2006
Doubtful accounts	$1,661	$958	$652	$1,967
Discounts and returns, net	2,371	-	9	2,362
	$4,032	$958	$661	$4,329

Fiscal year ended December 31, 2005
Doubtful accounts	$2,488	$583	$1,410	$1,661
Discounts and returns, net	2,644	-	273	2,371
	$5,132	$583	$1,683	$4,032

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY
(Registrant)
March 26, 2008	By: /s/ William S. Creekmuir
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

/s/ Charles R. Eitel	March 26, 2008
Charles R. Eitel, Chairman of the Board of Directors;
Director; and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd M. Abbrecht	March 26, 2008
Todd M. Abbrecht, Director

/s/ William P. Carmichael	March 26, 2008
William P. Carmichael, Director

/s/ David A. Jones	March 26, 2008
David A. Jones, Director

/s/ B. Joseph Messner	March 26, 2008
B. Joseph Messner, Director

/s/ Scott A. Schoen	March 26, 2008
Scott A. Schoen, Director

/s/ George R. Taylor	March 26, 2008
George R. Taylor, Director

/s/ Mark F. Chambless	March 26, 2008
Mark F. Chambless, Senior Vice President - Corporate
Controller and Assistant Secretary (Principal Accounting Officer)