Form 10-Q
period 2008-03-29
SIMMONS CO
filed 2008-05-06
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer: ☐                                     Accelerated filer: ☐                        Non-accelerated filer: ☑                          Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of May 6, 2008: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
and Comprehensive Income (Loss)
(In thousands)

	Quarters Ended
	March 29,	March 31,
	2008	2007

Net sales	$276,881	$267,406
Cost of products sold	167,207	159,215
Gross profit	109,674	108,191

Operating expenses:
Selling, general and administrative expenses	88,551	84,708
Amortization of intangibles	1,589	1,479
Licensing revenues	(2,568)	(3,193)
	87,572	82,994

Operating income	22,102	25,197

Interest expense, net	17,815	18,389
Income before income taxes	4,287	6,808
Income tax expense	1,772	2,395
Net income	2,515	4,413

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,364)	1,254
Comprehensive income (loss)	$(2,849)	$5,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 29,	December 29,
	2008	2007*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,972	$27,520
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $3,894 and $4,550	124,066	119,984
Inventories	39,148	35,207
Deferred income taxes	6,036	5,953
Prepaid expenses	9,783	11,167
Other current assets	8,357	8,161
Total current assets	205,362	207,992

Property, plant and equipment, net	90,909	87,449
Goodwill	538,568	540,126
Intangible assets, net	600,165	604,547
Other assets	40,934	37,539
Total assets	$1,475,938	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 29,	December 29,
	2008	2007*
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$675	$772
Accounts payable	79,267	72,484
Accrued liabilities	81,405	96,366
Total current liabilities	161,347	169,622

Long-term debt	923,731	900,716
Deferred income taxes	190,687	190,321
Other	31,365	28,842
Total liabilities	1,307,130	1,289,501

Commitments and contingencies

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,610	100,613
Retained earnings	54,737	68,714
Accumulated other comprehensive income	13,460	18,824
Total stockholder's equity	168,808	188,152
Total liabilities and stockholder's equity	$1,475,938	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Quarters Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,515	$4,413
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	8,216	7,348
Provision for bad debts	910	958
Provision for deferred income taxes	735	1,934
Non-cash interest expense	6,093	5,556
Non-cash stock compensation expense	(3)	119
Net changes in operating assets and liabilities:
Accounts receivable	(8,611)	(16,524)
Inventories	(4,128)	(5,489)
Other current assets	1,136	(1,110)
Accounts payable	7,003	14,858
Accrued liabilities	(17,640)	(8,300)
Other, net	(747)	(9,157)
Net cash used in operating activities	(4,521)	(5,394)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,292)	(4,227)
Other, net	-	(96)
Net cash used in investing activities	(5,292)	(4,323)

Cash flows from financing activities:
Borrowings on revolving loan	17,500	-
Payments of other debt	(143)	(141)
Dividend to Simmons Holdco, Inc.	(16,492)	-
Purchase of common stock	-	(1)
Net cash provided by (used in) financing activities	865	(142)

Net effect of exchange rate changes on cash	(600)	48
Change in cash and cash equivalents	(9,548)	(9,811)
Cash and cash equivalents, beginning of period	27,520	20,784
Cash and cash equivalents, end of period	$17,972	$10,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
			Additional		Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Earnings	Translation	Plans	Equity
December 29, 2007 (audited)	100	$1	$100,613	$68,714	$19,179	$(355)	$188,152
Net income	-	-	-	2,515	-	-	2,515
Foreign currency translation	-	-	-	-	(5,364)	-	(5,364)
Comprehensive income				2,515	(5,364)	-	(2,849)
Stock compensation expense	-	-	(3)	-	-	-	(3)
Dividend to Simmons Holdco, Inc.	-	-	-	(16,492)	-	-	(16,492)
March 29, 2008 (unaudited)	100	$1	$100,610	$54,737	$13,815	$(355)	$168,808

The accompanying notes are an integral part of these consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

A.	Basis of Presentation

Simmons Company (“Holdings”) is a holding company with no operating assets.  Through its wholly-owned subsidiary THL-SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company.  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively “Simmons Bedding”).  Simmons Company, together with its subsidiaries (collectively the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in North America.

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Rule 10-01 of Regulation S-X for interim financial information. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 29, 2008, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  Operating results for the period ended March 29, 2008 are not necessarily indicative of future results that may be expected for the fiscal year ending December 27, 2008 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.           Inventories

A summary of inventories follows (in thousands):

	March 29,	December 29,
	2008	2007
Raw materials	$25,765	$22,669
Work-in-progress	1,117	1,122
Finished goods	12,266	11,416
	$39,148	$35,207

C.           Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 29, 2008 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 29, 2007	$500,221	$39,905	$540,126
Foreign currency translation adjustment	-	(1,554)	(1,554)
Other	(4)	-	(4)
Balance as of March 29, 2008	$500,217	$38,351	$538,568

D.           Warranties

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

The following table presents a reconciliation of the Company’s warranty accrual for the quarters ended March 29, 2008 and March 31, 2007 (in thousands):

	March 29,	March 31,
	2008	2007
Balance at beginning of period	$4,291	$3,668
Additional warranties issued	770	543
Warranty settlements	(546)	(443)
Accruals related to pre-existing warranties (including change in estimate)	61	85
Balance at end of period	$4,576	$3,853

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

E.	Long-Term Debt

A summary of long-term debt follows (in thousands):

	March 29,	December 29,
	2008	2007
Senior credit facility:
Revolving loan	$17,500	$-
Tranche D term loan	465,000	465,000
Total senior credit facility	482,500	465,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of
$41,264 and $46,835, respectively	227,736	222,165
Other, including capital lease obligations	14,170	14,323
	924,406	901,488
Less current portion	(675)	(772)
	$923,731	$900,716

The Company has a $75.0 million revolving loan facility which can be used for borrowings and letters of credit.  At March 29, 2008, $17.5 million was outstanding under the revolving loan facility and the Company had approximately $48.2 million available to borrow after taking into account $9.3 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.

The weighted average interest rate per annum in effect as of March 29, 2008 for the senior credit facility was 5.6%.

As of March 29, 2008, the Company was in compliance with all of its financial covenants in its loan agreements.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
F.            Segment Information

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

The following tables summarize our segment information for the quarters ended March 29, 2008 and March 31, 2007:

Quarter Ended March 29, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$245,002	$31,879	$-	$276,881
Intersegment net sales	63	-	(63)	-
Adjusted EBITDA	30,292	2,689	-	32,981
Depreciation and amortization expense	6,881	1,335	-	8,216
Expenditures for long-lived assets	4,413	879	-	5,292
Segment assets	1,437,384	174,134	(135,580)	1,475,938

Reconciliation of net income to Adjusted EBITDA:
Net income (loss)	$3,418	$(903)	$-	$2,515
Depreciation and amortization	6,881	1,335	-	8,216
Income taxes	2,253	(481)	-	1,772
Interest expense, net	15,814	2,001	-	17,815
Interest income	17	114	-	131
Transaction expenses including integration costs	107	-	-	107
Non-recurring professional service fees	408	-	-	408
Relocation of manufacturing and Canada corporate facilities	485	73	-	558
Reorganization expense including management severance	275	-	-	275
Management fees	(35)	523	-	488
ERP system implementation costs	482	-	-	482
(Gain) loss on foreign currency	404	(605)	-	(201)
State taxes in lieu of income taxes	106	-	-	106
Other	(323)	632	-	309
Adjusted EBITDA	$30,292	$2,689	$-	$32,981

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarter Ended March 31, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$238,002	$29,404	$-	$267,406
Intersegment net sales	225	-	(225)	-
Adjusted EBITDA	32,479	3,622	-	36,101
Depreciation and amortization expense	6,287	1,061	-	7,348
Expenditures for long-lived assets	3,816	411	-	4,227
Segment assets	1,375,379	147,467	(115,987)	1,406,859

Reconciliation of net income to Adjusted EBITDA:
Net income (loss)	$4,440	$(27)	$-	$4,413
Depreciation and amortization	6,287	1,061	-	7,348
Income taxes	2,429	(34)	-	2,395
Interest expense, net	16,603	1,786	-	18,389
Interest income	334	33	-	367
Reorganization expense including
management severance	497	123	-	620
Management fees	465	-	-	465
Transaction related expenses	585	-	-	585
Non-cash stock compensation expense	119	-	-	119
Conversion costs associated with meeting new
flammability standard	913	-	-	913
Loss on foreign currency transactions	-	95	-	95
State taxes in lieu of income taxes	130	-	-	130
Other	(323)	585	-	262
Adjusted EBITDA	$32,479	$3,622	$-	$36,101

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

G.           Commitments and Contingencies

From time to time, the Company has been involved in various legal proceedings.  The Company believes these are routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

Simmons Holdco, Inc. (“Simmons Holdco”), a holding company that wholly owns the Company, has a $300.0 million senior unsecured loan (“Toggle Loan”).  The Company does not guarantee nor have any of its assets pledged as collateral under the Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the financial statements of the Company.  In February 2008, the Company provided $16.3 million of cash in the form a dividend to Simmons Holdco so that the interest coupon on the Toggle Loan could be paid.  Simmons Holdco has elected to pay its next interest payment of $12.3 million due on the Toggle Loan in August 2008 in cash.

H.           Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,  which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and  FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  The Company implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and elected to defer the adoption of SFAS 157 for nonfinancial assets and liabilities until the beginning of its fiscal year 2009 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact of adopting SFAS 157 for nonfinancial assets and liabilities will have to its consolidated financial position and results of operations.  The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of the Company’s goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities.  SFAS 159 was adopted by the Company at the beginning of fiscal year 2008 and has determined not to apply the fair value option to any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces FASB Statement No. 141, Accounting for Business Combinations.  SFAS 141R requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R will be effective for the Company and business combinations for which the acquisition date is on or after the beginning of fiscal year 2009.  The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends ARB No. 51, Consolidated Financial Statements.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 will be effective for the Company at the beginning of fiscal year 2009.  The Company currently does not have a non-controlling interest in a subsidiary; therefore, the adoption of SFAS 160 would not have any impact on the Company’s consolidated financial statements and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 enhances the disclosure framework of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  SFAS 161 expands the disclosures to provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 will be effective for the Company at the beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

I.	Guarantor / Non-Guarantor Statements

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  The Company's Puerto Rico and foreign subsidiaries are not guarantors of the 7.875% senior subordinated notes due 2014 (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 29, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(22,152)	$265,281	$33,815	$(63)	$276,881
Cost of products sold	-	802	141,917	24,551	(63)	167,207
Gross profit	-	(22,954)	123,364	9,264	-	109,674
Operating expenses:
Selling, general and administrative expenses	-	58,824	22,413	7,314	-	88,551
Amortization of intangibles	-	739	600	250	-	1,589
Intercompany fees	-	(83,998)	82,700	1,298	-	-
Licensing revenues	-	(401)	(1,933)	(234)	-	(2,568)
	-	(24,836)	103,780	8,628	-	87,572
Operating income	-	1,882	19,584	636	-	22,102
Interest expense, net	5,643	9,923	210	2,039	-	17,815
Income from subsidiaries	6,295	13,672	-	-	(19,967)	-
Income (loss) before income taxes	652	5,631	19,374	(1,403)	(19,967)	4,287
Income tax expense (benefit)	(1,863)	(664)	4,781	(482)		1,772
Net income (loss)	$2,515	$6,295	$14,593	$(921)	$(19,967)	$2,515

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of March 29, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,510	$248	$16,214	$-	$17,972
Accounts receivable	-	-	98,340	25,790	(64)	124,066
Inventories	-	37	33,301	5,810	-	39,148
Other	-	8,720	13,195	2,261	-	24,176
Total current assets	-	10,267	145,084	50,075	(64)	205,362
Property, plant and equipment, net	-	26,065	41,047	23,797	-	90,909
Goodwill and other intangibles, net	-	70,597	960,948	107,188	-	1,138,733
Other assets	31,298	129,010	566	3,463	(123,403)	40,934
Net investment in and advances to (from) affiliates	365,386	897,780	299,757	(3,414)	(1,559,509)	-
Total assets	$396,684	$1,133,719	$1,447,402	$181,109	$(1,682,976)	$1,475,938

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$300	$375	$-	$675
Accounts payable and accrued liabilities	140	48,667	96,905	26,480	(11,520)	160,672
Total current liabilities	140	48,667	97,205	26,855	(11,520)	161,347
Long-term debt	227,736	682,500	12,500	84,484	(83,489)	923,731
Deferred income taxes	-	31,164	176,162	11,820	(28,459)	190,687
Other non-current liabilities	-	20,610	6,282	4,473	-	31,365
Total liabilities	227,876	782,941	292,149	127,632	(123,468)	1,307,130
Stockholder's equity	168,808	350,778	1,155,253	53,477	(1,559,508)	168,808
Total liabilities and stockholder's equity	$396,684	$1,133,719	$1,447,402	$181,109	$(1,682,976)	$1,475,938

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 29, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3)	$(29,627)	$23,660	$1,449	$-	$(4,521)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(2,391)	(2,022)	(879)	-	(5,292)
Other	-	-		-	-	-
Net cash used in investing activities	-	(2,391)	(2,022)	(879)	-	(5,292)
Cash flows from financing activities:
Dividend to Simmons Holdco, Inc.	(16,492)	-	-	-	-	(16,492)
Borrowings on revolving loan	-	17,500	-	-	-	17,500
Repayment of long-term obligations	-	-	-	(143)	-	(143)
Receipt from (distribution to) affiliates	16,495	7,787	(25,477)	1,195	-	-
Net cash provided by (used in) financing activities	3	25,287	(25,477)	1,052	-	865
Net effect of exchange rate changes	-	-	-	(600)	-	(600)
Change in cash and cash equivalents	-	(6,731)	(3,839)	1,022	-	(9,548)
Cash and cash equivalents:
Beginning of period	-	8,241	4,087	15,192	-	27,520
End of period	$-	$1,510	$248	$16,214	$-	$17,972

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 29, 2007, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2007 Annual Report on Form   10-K, and the unaudited interim financial statements included elsewhere in this report.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended
	March 29,	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of products sold	60.4%	59.5%
Gross margin	39.6%	40.5%

Operating expenses:
Selling, general and administrative expenses	32.0%	31.7%
Amortization of intangibles	0.6%	0.6%
Licensing revenues	-0.9%	-1.2%
	31.6%	31.0%

Operating income	8.0%	9.4%

Interest expense, net	6.4%	6.9%
Income before income taxes	1.5%	2.5%
Income tax expense	0.6%	0.9%
Net income	0.9%	1.7%

Quarter Ended March 29, 2008 as Compared to the Quarter Ended March 31, 2007

  Net Sales.  Our consolidated net sales increased $9.5 million, or 3.5%, to $276.9 million for the quarter ended March 29, 2008 compared to $267.4 million for the quarter ended March 31, 2007 principally due to growth in our Domestic segment net sales.  Our Domestic segment net sales increased $6.8 million, or 2.9%, to $245.1 million for the quarter ended March 29, 2008 compared to $238.2 million during the same period of 2007.  Our Domestic segment net sales improved for the quarter ended March 29, 2008 primarily as a result of an increase in our conventional bedding average unit selling price (“AUSP") of 7.9%, or approximately $17.4 million, partially offset by a decrease in our conventional bedding unit volume of 3.6%, or approximately $8.2 million, compared to the same period of 2007.  Our conventional bedding AUSP increased primarily due to (i) our November 2007 price increase for our innerspring products that targeted retail price points above $1,000 and all foundations and (ii) a shift in our product sales mix to our higher priced products.  We attribute our conventional bedding unit volume decline principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Our conventional bedding unit volume decrease was principally at retail price points below $1,000, which was partially offset by an increase in unit volume at retail price points above $1,000.  Our Canada segment net sales increased $2.5 million to $31.9 million for the quarter ended March 29, 2008 compared to $29.4 million for the quarter ended March 31, 2007.  In local currency, our Canada segment net sales decreased for the quarter ended March 29, 2008 by 6.8% compared to the same period of 2007 due to a decline in conventional bedding AUSP and unit volume of 4.5% and 3.3%, respectively.  Our Canada segment AUSP and unit volume decreased principally due to our customers transitioning from the 2007 Canadian product lines into the new 2008 Canadian product lines, which resulted in promotional pricing of the 2007 products.

            Gross Profit.  Our consolidated gross profit increased $1.5 million to $109.7 million (39.6% of consolidated net sales) for the quarter ended March 29, 2008 compared to $108.2 million (40.5% of consolidated net sales) for the quarter ended March 31, 2007.  Our Domestic segment gross profit increased $1.8 million to $101.0 million (41.2% of Domestic segment net sales) for the quarter ended March 29, 2008 compared to $99.3 million (41.7% of Domestic segment net sales) for the quarter ended March 31, 2007.  Our Domestic segment gross margin decreased 0.5 percentage points for the first quarter of 2008 compared to the same period of 2007 principally due to a 13.5% increase in our conventional bedding material costs per unit, partially offset by a 4.7% decrease in our conventional bedding manufacturing cost per unit.  Our material cost per unit increased primarily due to (i) the addition of flame retardant materials to meet the Consumer Products Safety Commission’s (“CPSC”) new regulations relating to open flame resistance standards for the mattress industry that became effective July 1, 2007; (ii) inflation in the costs of raw materials, particularly in the price of foam, steel and lumber; and (iii) a change in our sales mix to products with higher material content.  Our manufacturing cost per unit decreased principally due to (i) on-going labor and overhead cost containment initiatives and (ii) $2.7 million of incremental manufacturing costs having been incurred in the first quarter of 2007 related to our Beautyrest product line roll out.

   Our Canada gross profit decreased $0.3 million to $8.6 million (27.1% of Canada segment net sales) for the quarter ended March 29, 2008 compared to $8.9 million (30.3% of Canada segment net sales) for the quarter ended March 31, 2007.  Our Canada segment gross margins decreased 3.2 percentage points due primarily to the promotional pricing of 2007 products.

  Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A increased $3.8 million for the quarter ended March 29, 2008 to $88.6 million (32.0% of consolidated net sales) compared to $84.7 million (31.7% of consolidated net sales) for the quarter ended March 31, 2007.  Our Domestic segment SG&A increased $3.5 million to $81.7 million (33.3% of Domestic segment net sales) for the quarter ended March 29, 2008 from $78.2 million (32.8% of Domestic segment net sales) for the quarter ended March 31, 2007.  Our Domestic segment SG&A increased due principally to higher (i) variable selling expenses of $4.2 million due to an increase in co-operative advertising expense resulting from a shift in customer sales mix; (ii) distribution expenses of $1.5 million due primarily to rising diesel prices; and (iii) salaries and fringes of $1.3 million principally due to an increase in the number of salaried employees as well as salary increases over the last year.  Partially offsetting these increases for the quarter ended March 29, 2008, our Domestic segment SG&A had lower fixed selling and brand development expense of $4.6 million compared to the same period of 2007, principally due to less product roll out costs.

Amortization of Intangibles.  For the quarter ended March 29, 2008, amortization of intangibles increased $0.1 million to $1.6 million from $1.5 million for the quarter ended March 31, 2007.

Interest Expense, Net.  For the quarter ended March 29, 2008, interest expense decreased $0.6 million to $17.8 million from $18.4 million for the quarter ended March 31, 2007.  The decreased interest expense for the quarter ended March 29, 2008 was primarily due to lower LIBOR base rates on our senior credit facility and lower average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.5 million to $6.1 million for the quarter ended March 29, 2008 compared to $5.6 million for the quarter ended March 31, 2007.

Income Taxes. The effective income tax rate for the quarter ended March 29, 2008 of 41.3% exceeded the effective income tax rate of 35.2% for the quarter ended March 31, 2007 principally due to (i) the recognition of a discrete tax expense of $0.2 million for the quarter ended March 29, 2008 and (ii) the recognition of a discrete tax benefit of $0.4 million for the quarter ended March 31, 2007.  Both discrete items related to a change in the tax rate used to calculate deferred state taxes.  Excluding discrete items, the effective income tax rates for the quarters ended March 29, 2008 and March 31, 2007 reflect the Company's expected full year tax rate on reported income before income taxes of approximately 36 percent and 38 percent, respectively.  The 2008 full year tax rate is less than the 2007 full year tax rate principally due to a 2008 deduction for domestic production activities not taken in previous years.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility.  Restrictive covenants in our debt agreements restrict our ability to pay cash dividends and make other distributions.  Our primary use of funds consists of payments for working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, distributions to service Simmons Holdco debt and acquisitions.  Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.

Capital expenditures totaled $5.3 million for the quarter ended March 29, 2008.  We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.  We anticipate our capital expenditures to be approximately $24 million for 2008 as a result of implementation of our new enterprise resource planning (“ERP”) system, additional equipment for our Domestic operations and the capital requirements of our Canadian operations.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under our senior credit facility, and future refinancing of our debt.  Our affiliates, significant shareholders, or we may from time to time, in their or our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt) in privately negotiated or open market transactions by tender offer or otherwise.

Historically, we have paid minimal federal income taxes as a result of net operating loss carryforwards.  In 2007, we paid cash taxes of $1.3 million and we expect cash tax payments to be slightly higher in 2008.

The following table summarizes our changes in cash (in millions):

	Quarters Ended
	March 29,	March 31,
	2008	2007
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(4.5)	$(5.4)
Investing activities	(5.3)	(4.3)
Financing activities	0.9	(0.1)
Effect of exchange rate changes on cash	(0.6)	0.1
Decrease in cash and cash equivalents	(9.5)	(9.8)
Cash and cash equivalents:
Beginning of period	27.5	20.8
End of period	$18.0	$11.0

Quarter Ended March 29, 2008 as Compared to Quarter Ended March 31, 2007

Cash flows used in Operating Activities.  Our cash flows used in operating activities decreased $0.9 million for the quarter ended March 29, 2008 compared to the quarter ended March 31, 2007.  The decrease in cash flow used in operations resulted primarily from our working capital being a $15.1 million use of cash for the quarter ended March 29, 2008 compared to our working capital being a $16.8 million use of cash for the quarter ended March 31, 2007.  Our working capital, as a percentage of net sales for the last twelve months, increased to 2.4% as of March 29, 2008 compared to 2.3% as of March 31, 2007.

Cash flows used in Investing Activities.  For the quarter ended March 29, 2008, our cash flows used in investing activities of $5.3 million consisted of purchases for property, plant and equipment compared to $4.3 million for the same period a year ago.  Our increased purchases of property, plant and equipment in 2008 was principally due to an ongoing upgrade of our Domestic segment ERP system and purchases of new manufacturing equipment to help meet anticipated future demand for our products.

Cash flows provided by (used in) Financing Activities.  For the quarter ended March 29, 2008, our financing activities resulted in a $0.9 million source of cash due to borrowings under our revolving credit facility, partially offset by dividend payments to Simmons Holdco, Inc.  For the quarter ended March 31, 2007, our financing activities resulted in a $0.1 million use of cash.

Debt

As of March 29, 2008, our debt outstanding was $924.4 million compared to $901.5 million as of December 29, 2007.  Our outstanding debt was primarily our senior credit facility, senior subordinated notes and senior discount notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  Our revolving credit facility expires on December 19, 2009 and our tranche D term loan facility expires on December 19, 2011.  As of March 29, 2008, we had $17.5 million outstanding and the availability to borrow an additional $48.2 million under the revolving loan facility after taking into account $9.3 million that was reserved for reimbursement obligations with respect to outstanding letters of credit.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined in the senior credit facility), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.00%	1.00%
Tranche D term loan	2.00%	1.00%

The weighted average interest rate per annum in effect as of March 29, 2008 for the senior credit facility was 5.6%.

The tranche D term loan has a mandatory principal payment of $113.5 million due on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, the Company may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the senior credit facility) from each fiscal year.  Based upon 2007 results, the Company is not required to prepay a portion of the tranche D term loan in fiscal year 2008.

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

Senior Discount Notes

Our senior discount notes (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  As of March 29, 2008, the net amount of Discount Notes outstanding was $227.7 million.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

The Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

 If any of the Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount”), plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions are made prior to June 15, 2010, we will make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on that date.

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

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.75:1.00 from March 29, 2008 through December 27, 2008; and 3.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 from March 29, 2008 through December 27, 2008; and 4.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

We were in compliance with such covenants as of March 29, 2008.  However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods.  If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our senior credit facility lenders to avoid being in default.  We may not be able to obtain such a waiver on a timely basis or at all.  The most restrictive covenants apply to Simmons Bedding and relate to ratios of minimum cash interest coverage ratio and maximum leverage ratio, all as defined in the senior credit facility.  There is also a maximum capital expenditure limitation in the senior credit facility.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months ended, adjusted for any dispositions or acquisitions.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.  We were in compliance with such covenants as of March 29, 2008.

   The indenture for the Senior Discount Notes requires Holdings to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  We were in compliance with such covenants as of March 29, 2008.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of March 29, 2008 (dollar amounts in millions, except ratios).  The terms and related calculations are defined in the senior credit facility:

Calculation of minimum cash interest coverage ratio:
Simmons Bedding Adjusted EBITDA(1)	$154.0
Simmons Bedding cash interest expense(2)	$53.0
Actual interest coverage ratio(3)	2.90	x
Minimum permitted interest coverage ratio	2.75	x

Calculation of maximum leverage ratio:
Simmons Bedding debt(4)	$696.7
Less: Simmons Bedding cash and cash equivalents	(18.0)
Net Simmons Bedding debt	$678.7
Adjusted EBITDA(1)	$154.0
Actual leverage ratio(5)	4.41	x
Maximum permitted leverage ratio	4.50	x

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the twelve months ended March 29, 2008 (in millions):

Net income	$22.1
Depreciation and amortization	31.5
Income taxes	8.0
Interest expense, net	75.1
Interest income	0.3
EBITDA	$137.0

Reorganization expenses including management severance	2.1
Management fees	1.7
Transaction related expenses	4.1
Conversion costs associated with meeting new flammability standard	1.3
ERP system implementation costs	2.1
Non-recurring professional service fees	3.5
Other, including expenses at Holdings	2.1
Pro forma effect of ComforPedic acquisition	0.1
$154.0

(2)  A calculation of consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended March 29, 2008 (in millions):

Simmons Company consolidated interest expense, net	$75.1
Less: Simmons Company non-cash interest expense	(21.3)
Simmons Bedding interest expense, net	53.8
Add: Simmons Bedding interest income	0.3
Add: Simmons Bedding interest capitalized	0.8
Simmons Bedding gross interest expense	54.8
Less: Simmons Bedding non-cash interest expense	(1.8)
Simmons Bedding cash interest expense	$53.0

(3)	Represents ratio of Adjusted EBITDA to cash interest expense.
(4)	A calculation of Simmons Bedding debt as of March 29, 2008 (in millions):

Simmons Company consolidated debt	$924.4
Less: Simmons Company debt	(227.7)
Simmons Bedding debt	$696.7

(5)	Represents ratio of debt less cash and cash equivalents to Adjusted EBITDA.

Seasonality/Other

Our third quarter sales are typically higher than sales for our other fiscal quarters.  We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.

Accounting Pronouncements

See Note I in the Notes to our Unaudited Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements.  Actual results could differ materially from those anticipated or projected due to a number of factors.  These factors include, but are not limited to:

•	general economic and industry conditions;

•	competitive pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of our new products and the future costs to roll out such products;

•	our relationships with and viability of our major suppliers;

•	fluctuations in costs of our raw materials and energy prices;

•	our relationship with and viability of significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	an increase in our return rates and warranty claims;

•	our labor relations;

•	departure of our key personnel;

•	encroachments on our intellectual property;

•	our product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	foreign currency exchange rate risks;

•	compliance with covenants in our debt agreements;

•	our future acquisitions;

•	our ability to achieve the expected benefits from any personnel realignments;

•	our ability to successfully implement our new enterprise resource planning system; and

•	other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Information relative to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of March 29, 2008, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.6 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of March 29, 2008, we had forward contracts to sell a total of $5.8 million Canadian dollars with expiration dates ranging from April 7, 2008 to November 28, 2008.  As of March 29, 2008, the fair value of our net liability under the forward contracts was $0.1 million.  We do not apply hedge accounting to our forward contracts; therefore, contracts are marked-to-market as of each reporting date through earnings.

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

On March 29, 2008, we had floating rate debt of $487.0 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our annual interest expense by $0.6 million.

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

Item 4T.                                Internal Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 29, 2008.

Changes in Internal Control over Financial Reporting

        There has been a change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the first quarter of 2008 that has materially affected our internal control over financial reporting.  In July 2007, we implemented a new financial accounting system in connection with our new ERP system.  In November 2007 and March 2008, we implemented modules of the ERP system at certain of our manufacturing facilities.  The remaining modules of the ERP system are scheduled to be implemented in the first half of 2008.  The financial accounting system implementation was undertaken to enhance our ERP system and not in response to any identified deficiency or weakness to our internal controls over financial reporting.  The new financial accounting system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting.  With the exception of the continued implementation of the ERP system, there were no changes in internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note G to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors outlined in its Annual Report filed with the SEC on Form 10-K on March 26, 2008.

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

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	May 6, 2008