Form 10-Q
period 2008-06-28
SIMMONS CO
filed 2008-08-04
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer: ☐                                                      Accelerated filer: ☐                                           Non-accelerated filer: ☑  Smaller reporting company: ☐
                                                       (Do not check if a smaller
                                                      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of August 4, 2008: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
and Comprehensive Income (Loss)
(In thousands)

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$267,683	$277,871	$544,564	$545,277
Cost of products sold	166,473	171,787	333,680	331,002
Gross profit	101,210	106,084	210,884	214,275

Operating expenses:
Selling, general and administrative expenses	82,559	86,109	171,110	170,817
Amortization of intangibles	1,587	1,493	3,176	2,972
Licensing revenues	(2,460)	(2,121)	(5,028)	(5,314)
	81,686	85,481	169,258	168,475

Operating income	19,524	20,603	41,626	45,800

Interest expense, net	17,487	19,258	35,302	37,647
Income before income taxes	2,037	1,345	6,324	8,153
Income tax expense	856	361	2,628	2,756
Net income	1,181	984	3,696	5,397

Other comprehensive income (loss):
Foreign currency translation adjustment	765	9,981	(4,599)	11,235
Change in pension liability, net of tax	77	-	77	-
Comprehensive income (loss)	$2,023	$10,965	$(826)	$16,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 28,	December 29,
	2008	2007*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,296	$27,520
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $4,215 and $4,550	128,263	119,984
Inventories	39,389	35,207
Deferred income taxes	6,116	5,953
Prepaid expenses	8,994	11,167
Other current assets	8,855	8,161
Total current assets	216,913	207,992

Property, plant and equipment, net	94,126	87,449
Goodwill	538,783	540,126
Intangible assets, net	598,970	604,547
Other assets	36,714	37,539
Total assets	$1,485,506	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 28,	December 29,
	2008	2007*
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$587	$772
Accounts payable	69,230	72,484
Accrued liabilities	86,879	96,366
Total current liabilities	156,696	169,622

Long-term debt	935,795	900,716
Deferred income taxes	191,415	190,321
Other	30,796	28,842
Total liabilities	1,314,702	1,289,501

Commitments and contingencies

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,610	100,613
Retained earnings	55,891	68,714
Accumulated other comprehensive income	14,302	18,824
Total stockholder's equity	170,804	188,152
Total liabilities and stockholder's equity	$1,485,506	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,696	$5,397
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	18,664	14,691
Provision for bad debts	326	1,584
Provision for deferred income taxes	1,277	1,714
Non-cash interest expense	12,234	11,197
Non-cash stock compensation expense	(3)	186
Net changes in operating assets and liabilities:
Accounts receivable	(9,411)	(31,532)
Inventories	(4,337)	(5,922)
Other current assets	1,430	(137)
Accounts payable	(3,068)	16,484
Accrued liabilities	(11,111)	4,567
Other, net	(5,957)	(12,293)
Net cash provided by operating activities	3,740	5,936

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,634)	(10,571)
Acquisition of certain assets of Comfor Products, Inc.	-	(12,817)
Net cash used in investing activities	(12,634)	(23,388)

Cash flows from financing activities:
Borrowings on revolving loan	24,000	13,500
Payments of other debt	(285)	(300)
Dividend to Simmons Holdco, Inc.	(16,519)	-
Purchase of common stock	-	(1)
Net cash provided by financing activities	7,196	13,199

Net effect of exchange rate changes on cash	(526)	720
Decrease in cash and cash equivalents	(2,224)	(3,533)
Cash and cash equivalents, beginning of period	27,520	20,784
Cash and cash equivalents, end of period	$25,296	$17,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
			Additional		Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Earnings	Translation	Plans	Equity
December 29, 2007 (audited)	100	$1	$100,613	$68,714	$19,179	$(355)	$188,152
Net income	-	-	-	3,696	-	-	3,696
Foreign currency translation	-	-	-	-	(4,599)	-	(4,599)
Change in pension liability, net of tax	-	-	-	-	-	77	77
Comprehensive income (loss)				3,696	(4,599)	77	(826)
Stock compensation expense	-	-	(3)	-	-	-	(3)
Dividend to Simmons Holdco, Inc.	-	-	-	(16,519)	-	-	(16,519)
June 28, 2008 (unaudited)	100	$1	$100,610	$55,891	$14,580	$(278)	$170,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

A.	Basis of Presentation

Simmons Company (“Holdings”) is a holding company with no operating assets.  Through its wholly-owned subsidiary THL-SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company.  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively, “Simmons Bedding”).  Simmons Company, together with its subsidiaries (collectively, the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in North America.

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Rule 10-01 of Regulation S-X for interim financial information. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 28, 2008, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  During the second quarter of 2008, the Company recognized an inventory adjustment totaling $0.5 million of income before taxes and a tax adjustment totaling $0.2 million of tax expense related to previously reported quarters.  The Company has determined that the impact of this adjustment was not material to its second quarter of 2008 or previously reported operating results since the adjustments do not materially change our reported results and have no impact on our financial covenants contained in our senior credit facility.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  Operating results for the periods ended June 28, 2008 are not necessarily indicative of future results that may be expected for the fiscal year ending December 27, 2008 or for any future periods.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.           Inventories

A summary of inventories follows (in thousands):

	June 28,	December 29,
	2008	2007
Raw materials	$27,194	$22,669
Work-in-progress	937	1,122
Finished goods	11,258	11,416
	$39,389	$35,207

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

C.           Goodwill

The changes in the carrying amount of goodwill for the six months ended June 28, 2008 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balances as of December 29, 2007	$500,221	$39,905	$540,126
Foreign currency translation adjustment	-	(1,335)	(1,335)
Other	(8)	-	(8)
Balances as of June 28, 2008	$500,213	$38,570	$538,783

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

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended June 28, 2008 and June 30, 2007 (in thousands):

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Balance at beginning of period	$4,576	$3,853	$4,291	$3,668
Additional warranties issued	895	739	1,665	1,278
Warranty settlements	(806)	(499)	(1,352)	(948)
Accruals related to pre-existing warranties (including change in estimate)	79	(85)	140	10
Balance at end of period	$4,744	$4,008	$4,744	$4,008

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

E.	Long-Term Debt

A summary of long-term debt follows (in thousands):

	June 28,	December 29,
	2008	2007
Senior credit facility:
Revolving loan	$24,000	$-
Tranche D term loan	465,000	465,000
Total senior credit facility	489,000	465,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of
$35,647 and $46,835, respectively	233,353	222,165
Other, including capital lease obligations	14,029	14,323
	936,382	901,488
Less current portion	(587)	(772)
	$935,795	$900,716

The Company has a $75.0 million revolving loan facility which can be used for borrowings and letters of credit.  At June 28, 2008, $24.0 million was outstanding under the revolving loan facility and the Company had approximately $41.7 million available to borrow after taking into account $9.3 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.  Subsequent to June 28, 2008, the Company borrowed the remaining $41.7 million available under the revolving loan facility and held the cash to fund its operations, payments of interest on its debt and a payment of a dividend of $12.3 million to Simmons Holdco, Inc. (“Simmons Holdco”), a holding company that wholly owns the Company, for the payment of interest on its $300.0 million senior unsecured loan (“Toggle Loan”).  For further information regarding Simmons Holdco’s Toggle Loan see Note G – Commitments and Contingencies.

The weighted average interest rate per annum in effect as of June 28, 2008 for the senior credit facility was 5.61%.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The most restrictive covenants apply to Simmons Bedding and relate to ratios of minimum cash interest coverage ratio and maximum leverage ratio, all as defined in the senior credit facility.  The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months, adjusted for any dispositions or acquisitions.  Those financial covenants are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.75:1.00 from June 28, 2008 through December 27, 2008; and 3.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 from June 28, 2008 through December 27, 2008; and 4.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

Simmons Bedding was in compliance with such covenants as of June 28, 2008.  However, given current macroeconomic conditions in the United States, including in the retail sector, as well as rising costs of raw materials and diesel fuel, Simmons Bedding may not be able to meet our maximum leverage ratio covenant in the third quarter of 2008 or in future periods.  If Simmons Bedding is not in compliance with the maximum leverage covenant or other covenants in future periods, Simmons Bedding would need to seek (i) an equity contribution to THL-SC Bedding Company of up to the lesser of (x) the amount necessary to cure the failure to comply with all financial covenants and (y) $20.0 million, and such equity contribution would be contributed to the capital of Simmons Bedding and included in Adjusted EBITDA for purposes of calculating the financial covenants; or (ii) a waiver of all covenant defaults under Simmons Bedding’s senior credit facility.  Simmons Bedding may not be able to obtain such equity contribution or waiver on acceptable terms, on a timely basis or at all.  In addition, any waiver may require Simmons Bedding to have to pay a fee to its senior lenders or amend the terms of its senior credit facility which could increase Simmons Bedding’s cost of credit and adversely impact its results of operations.  Non-compliance with Simmons Bedding’s covenants could require it to immediately repay all amounts outstanding under such facility.  In addition, if there is a payment acceleration under Simmons Bedding’s senior credit facility, then the Company would be in default under its Subordinated Notes and Discount Notes and Simmons Holdco would be in default under its Toggle Loan.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock. Simmons Bedding was in compliance with such covenants as of June 28, 2008.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Holdings was in compliance with such covenants as of June 28, 2008.

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

The following tables summarize our segment information for the periods ended June 28, 2008 and June 30, 2007:

Quarter Ended June 28, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$229,112	$38,571	$-	$267,683
Intersegment net sales	143	-	(143)	-
Adjusted EBITDA	28,963	4,372	-	33,335
Depreciation and amortization expense	9,049	1,399	-	10,448
Expenditures for long-lived assets	6,435	907	-	7,342
Segment assets	1,443,340	180,504	(138,338)	1,485,506

Reconciliation of net income to Adjusted EBITDA:
Net income	$75	$1,106	$-	$1,181
Depreciation and amortization	9,049	1,399	-	10,448
Income taxes	1,299	(443)	-	856
Interest expense, net	15,484	2,003	-	17,487
Interest income	15	88	-	103
Transaction expenses including integration costs	84	-	-	84
Relocation of U.S. manufacturing and Canada corporate facilities	329	116	-	445
Reorganization expense including management severance	1,476	-	-	1,476
Management fees	(143)	520	-	377
ERP system implementation costs	603	-	-	603
Gain on foreign currency	(50)	(278)	-	(328)
State taxes in lieu of income taxes	191	-	-	191
Other	551	(139)	-	412
Adjusted EBITDA	$28,963	$4,372	$-	$33,335

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarter Ended June 30, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$245,070	$32,801	$-	$277,871
Intersegment net sales	207	-	(207)	-
Adjusted EBITDA	27,056	6,098	-	33,154
Depreciation and amortization expense	6,166	1,177	-	7,343
Expenditures for long-lived assets	6,197	147	-	6,344
Segment assets	1,416,674	162,891	(124,397)	1,455,168

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(826)	$1,810	$-	$984
Depreciation and amortization	6,166	1,177	-	7,343
Income taxes	(319)	680	-	361
Interest expense, net	17,369	1,889	-	19,258
Interest income	45	52	-	97
Reorganization expense including management severance	1,338	-	-	1,338
Conversion costs associated with meeting new flammability standard	1,069	-	-	1,069
Transaction related expenses	1,054	-	-	1,054
Loss on foreign currency	-	490	-	490
Management fees	488	-	-	488
State taxes in lieu of income taxes	150	-	-	150
Other	522	-	-	522
Adjusted EBITDA	$27,056	$6,098	$-	$33,154

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 28, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$474,114	$70,450	$-	$544,564
Intersegment net sales	206	-	(206)	-
Adjusted EBITDA	59,254	7,062	-	66,316
Depreciation and amortization expense	15,930	2,734	-	18,664
Expenditures for long-lived assets	10,848	1,786	-	12,634

Reconciliation of net income to Adjusted EBITDA:
Net income	$3,493	$203	$-	$3,696
Depreciation and amortization	15,930	2,734	-	18,664
Income taxes	3,551	(923)	-	2,628
Interest expense, net	31,298	4,004	-	35,302
Interest income	32	202	-	234
Transaction expenses including integration costs	191	-	-	191
Non-recurring professional service fees	439	-	-	439
Relocation of U.S. manufacturing and Canada corporate facilities	814	189	-	1,003
Reorganization expense including management severance	1,751	-	-	1,751
Management fees	(178)	1,043	-	865
ERP system implementation costs	1,085	-	-	1,085
(Gain) loss on foreign currency	354	(883)	-	(529)
State taxes in lieu of income taxes	297	-	-	297
Other	197	493	-	690
Adjusted EBITDA	$59,254	$7,062	$-	$66,316

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$483,072	$62,205	$-	$545,277
Intersegment net sales	432	-	(432)	-
Adjusted EBITDA	60,119	9,136	-	69,255
Depreciation and amortization expense	12,453	2,238	-	14,691
Expenditures for long-lived assets	10,013	558	-	10,571

Reconciliation of net income to Adjusted EBITDA:
Net income	$3,613	$1,784	$-	$5,397
Depreciation and amortization	12,453	2,238	-	14,691
Income taxes	2,110	646	-	2,756
Interest expense, net	33,972	3,675	-	37,647
Interest income	379	85	-	464
Reorganization expense including management severance	1,835	123	-	1,958
Conversion costs associated with meeting new flammability standard	1,982	-	-	1,982
Transaction related expenses	1,639	-	-	1,639
Management fees	953	-	-	953
Non-cash loss on foreign currency	-	585	-	585
State taxes in lieu of income taxes	280	-	-	280
Non-cash stock compensation expense	186	-	-	186
Other	717	-	-	717
Adjusted EBITDA	$60,119	$9,136	$-	$69,255

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

Simmons Holdco, a holding company that wholly owns the Company, has a Toggle Loan.  The Company does not guarantee nor have any of its assets pledged as collateral under the Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any existing and future liabilities of the Company. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the cash flow of the Company to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the financial statements of the Company.  In February 2008, the Company provided $16.3 million of cash in the form of a dividend to Simmons Holdco so that its Toggle Loan interest coupon could be paid.  In August 2008, Simmons Holdco will need an additional $12.3 million from the Company for its next Toggle Loan interest coupon.

On July 20, 2008, the Company entered into an asset purchase agreement to purchase certain assets of Western Nonwovens, Inc. (“WNI”), a supplier of fire-resistant fibers to the Company.  On July 20, 2008, WNI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in conjunction with execution of the asset purchase agreement.  The asset purchase agreement is subject to a competitive bidding process and approval of the U.S. Bankruptcy Court.  This acquisition is intended to ensure the Company maintains a consistent supply of fire-resistant fibers on a cost effective basis so that its products meet the Consumer Product Safety Commission’s open flame resistance standard.  The Company is exploring alternative sources of supply of fire-resistant fibers and believes that supply can be maintained, although perhaps at a higher price, if the U.S. Bankruptcy Court does not approve a sale of WNI's assets to the Company.

H.           Restructuring Charge

On June 18, 2008, the Company announced a workforce reduction through voluntary and involuntary terminations in response to the downturn in the economy since the second half of last year.  The workforce reduction was completed in the third quarter of 2008.  Associates terminated under this announced workforce reduction were offered certain benefits including severance, outplacement services and health insurance.  For the quarter and six months ended June 28, 2008, the Company recognized a one-time restructuring charge of $1.5 million related to this planned workforce reduction, which is reflected in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

I.           Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  In February 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  The Company implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and elected to defer the adoption of SFAS 157 for non-financial assets and liabilities until the beginning of its fiscal year 2009 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that adopting SFAS 157 for non-financial assets and liabilities will have to its consolidated financial position and results of operations.  The major categories of non-financial assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of the Company’s goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with securities classified as available for sale or trading.  SFAS 159 was adopted by the Company at the beginning of fiscal year 2008.  The Company has determined not to apply the fair value option to any of its financial assets and liabilities.

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

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends ARB No. 51, Consolidated Financial Statements.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 will be effective for the Company at the beginning of fiscal year 2009.  The Company currently does not have a non-controlling interest in a subsidiary; therefore, the adoption of SFAS 160 will not have any impact on the Company’s consolidated financial statements and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 enhances the disclosure framework of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  SFAS 161 expands the disclosures to provide an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 will be effective for the Company at the beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, Goodwill and Other Intangible Assets. This staff position will be effective for the Company at the beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

J.	Guarantor / Non-Guarantor Statements

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  None of Simmons Bedding’s subsidiaries located in U.S. territories or outside of the United States guarantee the 7.875% senior subordinated notes due 2014 (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(24,569)	$251,681	$40,714	$(143)	$267,683
Cost of products sold	-	809	135,593	30,214	(143)	166,473
Gross profit	-	(25,378)	116,088	10,500	-	101,210
Operating expenses:
Selling, general and administrative expenses	-	52,921	22,489	7,149	-	82,559
Amortization of intangibles	-	738	600	249	-	1,587
Intercompany fees	-	(77,884)	77,348	536	-	-
Licensing revenues	-	(381)	(1,891)	(188)	-	(2,460)
	-	(24,606)	98,546	7,746	-	81,686
Operating income (loss)	-	(772)	17,542	2,754	-	19,524
Interest expense, net	5,693	9,583	184	2,027	-	17,487
Income from subsidiaries	5,454	14,145	-	-	(19,599)	-
Income (loss) before income taxes	(239)	3,790	17,358	727	(19,599)	2,037
Income tax expense (benefit)	(1,420)	(1,664)	4,382	(442)	-	856
Net income	$1,181	$5,454	$12,976	$1,169	$(19,599)	$1,181

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(46,721)	$516,962	$74,529	$(206)	$544,564
Cost of products sold	-	1,611	277,510	54,765	(206)	333,680
Gross profit	-	(48,332)	239,452	19,764	-	210,884
Operating expenses:
Selling, general and administrative expenses	-	111,745	44,902	14,463	-	171,110
Amortization of intangibles	-	1,477	1,200	499	-	3,176
Intercompany fees	-	(161,882)	160,048	1,834	-	-
Licensing revenues	-	(782)	(3,824)	(422)	-	(5,028)
	-	(49,442)	202,326	16,374	-	169,258
Operating income	-	1,110	37,126	3,390	-	41,626
Interest expense, net	11,336	19,506	394	4,066	-	35,302
Income from subsidiaries	11,749	27,817	-	-	(39,566)	-
Income (loss) before income taxes	413	9,421	36,732	(676)	(39,566)	6,324
Income tax expense (benefit)	(3,283)	(2,328)	9,163	(924)	-	2,628
Net income	$3,696	$11,749	$27,569	$248	$(39,566)	$3,696

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,922	$3,574	$17,800	$-	$25,296
Accounts receivable	-	-	99,862	28,596	(195)	128,263
Inventories	-	37	33,748	5,604	-	39,389
Other	-	7,204	14,061	2,700	-	23,965
Total current assets	-	11,163	151,245	54,700	(195)	216,913
Property, plant and equipment, net	-	26,128	44,322	23,676	-	94,126
Goodwill and other intangibles, net	-	69,857	960,345	107,551	-	1,137,753
Other assets	32,643	127,656	549	3,316	(127,450)	36,714
Net investment in and advances to (from) affiliates	371,654	911,146	287,179	(2,149)	(1,567,830)	-
Total assets	$404,297	$1,145,950	$1,443,640	$187,094	$(1,695,475)	$1,485,506

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$-	$300	$287	$-	$587
Accounts payable and accrued liabilities	140	49,453	88,050	32,270	(13,804)	156,109
Total current liabilities	140	49,453	88,350	32,557	(13,804)	156,696
Long-term debt	233,353	689,000	12,500	84,905	(83,963)	935,795
Deferred income taxes	-	29,343	180,650	11,300	(29,878)	191,415
Other non-current liabilities	-	21,109	6,387	3,300	-	30,796
Total liabilities	233,493	788,905	287,887	132,062	(127,645)	1,314,702
Stockholder's equity	170,804	357,045	1,155,753	55,032	(1,567,830)	170,804
Total liabilities and stockholder's equity	$404,297	$1,145,950	$1,443,640	$187,094	$(1,695,475)	$1,485,506

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3)	$(33,425)	$31,877	$5,291		$3,740
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(3,820)	(7,012)	(1,802)		(12,634)
Net cash used in investing activities	-	(3,820)	(7,012)	(1,802)	-	(12,634)
Cash flows from financing activities:
Dividend to Simmons Holdco, Inc.	(16,519)	-	-	-		(16,519)
Borrowings on revolving loan	-	24,000	-	-		24,000
Repayment of long-term obligations	-	-	-	(285)		(285)
Receipt from (distribution to) affiliates	16,522	8,926	(25,378)	(70)		-
Net cash provided by (used in) financing activities	3	32,926	(25,378)	(355)	-	7,196
Net effect of exchange rate changes	-	-	-	(526)		(526)
Change in cash and cash equivalents	-	(4,319)	(513)	2,608	-	(2,224)
Cash and cash equivalents:
Beginning of period	-	8,241	4,087	15,192	-	27,520
End of period	$-	$3,922	$3,574	$17,800	$-	$25,296

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

Business Overview

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  We have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2007, we derived approximately 89% of our net sales from our Domestic segment.

In the first six months of 2007, we re-engineered all of our products to be compliant with the CPSC’s new open flame resistance standard for the bedding industry that went into effect on July 1, 2007, and we rolled the newly compliant products out to our customers.  In the process, we incurred $6.4 million of one-time manufacturing costs related to the conversion and the roll out of new products, including inefficiencies that occurred as a result of disruption to our production processes.  Our re-engineered products have added flame-retardant materials which have increased the costs of our products.  Additionally, we incurred $14.7 million of incremental selling costs (floor sample discounts, marketing materials, etc.) in the first six months of 2007 in comparison to the first six months of 2008 related to the 2007 roll out of our new products to our customers.

In the second quarter of 2008, our Domestic segment conventional bedding unit volume decreased 12.2% compared to the same period of 2007.   We attribute the volume decrease to an overall U.S. mattress industry downturn as a result of slowing consumer spending and floor samples we shipped during the second quarter of 2007 prior to the new open flame resistance standard going into effect.

Our material costs continue to be impacted from the higher prices for steel and petroleum based products, which principally affects the cost of our innerspring and foundation components and foam.  During 2007 and the first six months of 2008, the cost of these components have increased significantly and we anticipate such costs to increase further over the remainder of 2008.   Additionally, our distribution costs have been negatively impacted by the rapid rise in diesel prices.  Due to the significant increase in inflation we experienced during the last half of 2007 and first half of 2008, we have taken steps to eliminate costs from our products and overall cost structure to help offset the inflation.  In addition, we have implemented price increases for the following Domestic products: (1) innerspring mattresses at retail price points above $1,000 and all foundations in November 2007; (2) innerspring mattresses at retail price points below $1,000 in March 2008; and (3) an additional price increase on our Beautyrest®, ComforPedic by SimmonsTM and Natural CareTM products and foundations in June 2008.  These price increases have raised our prices on average by 9.7%.  Also, to help delay the impact of rising material prices, we have increased our raw material inventory levels in advance of supplier price increases.

On July 20, 2008, we entered into an asset purchase agreement to purchase certain assets of Western Nonwovens, Inc. ("WNI"), a supplier of fire-resistant fibers to Simmons.  On July 20, 2008, WNI filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in conjunction with execution of the asset purchase agreement.  The asset purchase agreement is subject to a competitive bidding process and approval of the U.S. Bankruptcy Court.  This acquisition is intended to ensure we maintain a consistent supply of fire-resistant fibers on a cost effective basis so that our products meet the CPSC’s open flame resistance standard.  We are exploring alternative sources of supply of fire-resistant fibers and believe that supply can be maintained, although perhaps at a higher price, if the U.S. Bankruptcy Court does not approve a sale of WNI's assets to us.

    On August 4, 2008, Boscov’s Inc. (“Boscov’s”), one of our U.S. customers with stores located in the Northeast, filed for Chapter 11 bankruptcy protection. We anticipate incurring a charge, not to exceed $0.5 million, in our third quarter of 2008 operating results related to the Boscov’s bankruptcy.

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	62.2%	61.8%	61.3%	60.7%
Gross margin	37.8%	38.2%	38.7%	39.3%

Operating expenses:
Selling, general and administrative expenses	30.8%	31.0%	31.4%	31.3%
Amortization of intangibles	0.6%	0.5%	0.6%	0.5%
Licensing revenues	-0.9%	-0.8%	-0.9%	-1.0%
	30.5%	30.8%	31.1%	30.9%

Operating income	7.3%	7.4%	7.6%	8.4%

Interest expense, net	6.5%	6.9%	6.5%	6.9%
Income before income taxes	0.8%	0.5%	1.2%	1.5%
Income tax expense	0.3%	0.1%	0.5%	0.5%
Net income	0.4%	0.4%	0.7%	1.0%

Quarter Ended June 28, 2008 as Compared to the Quarter Ended June 30, 2007

  Net Sales.  Our consolidated net sales decreased $10.2 million, or 3.7%, to $267.7 million for the quarter ended June 28, 2008 compared to $277.9 million for the quarter ended June 30, 2007 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $16.0 million, or 6.5%, to $229.3 million (includes $0.1 million of intersegment net sales) for the quarter ended June 28, 2008 compared to $245.3 million (includes $0.2 million of intersegment net sales) during the same period of 2007.  Our Domestic segment net sales declined for the quarter ended June 28, 2008 primarily as a result of a decrease in our conventional bedding unit volume of 12.2%, or approximately $28.9 million, partially offset by an increase in our conventional bedding average unit selling price (“AUSP”) of 7.0%, or approximately $14.6 million, compared to the same period of 2007.  We believe our conventional bedding unit volume declined principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Additionally, our conventional bedding unit volume declined due to our net sales for the quarter ended June 30, 2007 including floor samples shipped prior to the new open flame resistance standard going into effect.  Our conventional bedding unit volume decrease was principally at retail price points below $1,000.  Our conventional bedding AUSP increased primarily due to (i) our November 2007 and March 2008 price increases for our innerspring products and foundations and (ii) a shift in our product sales mix to our higher priced products.

Our Canada segment net sales increased $5.8 million, or 17.6%, to $38.6 million for the quarter ended June 28, 2008 compared to $32.8 million for the quarter ended June 30, 2007.  In local currency, our Canada segment net sales increased for the quarter ended June 28, 2008 by 7.5% compared to the same period of 2007 due to an increase in conventional bedding unit volume of 19.8%, which was partially offset by a decline in conventional bedding AUSP of 4.7%.  Our Canada segment unit volume increased principally due to our new 2008 Canadian product line, introduced in the first quarter of 2008, being more successful than the 2007 Canadian product line.  Our Canadian segment AUSP decreased principally due to promotional pricing and a shift in sales mix to lower priced products.

  Gross Profit.  Our consolidated gross profit decreased $4.9 million to $101.2 million (37.8% of consolidated net sales) for the quarter ended June 28, 2008 compared to $106.1 million (38.2% of consolidated net sales) for the quarter ended June 30, 2007.  Our Domestic segment gross profit decreased $3.9 million to $91.4 million (39.9% of Domestic segment net sales) for the quarter ended June 28, 2008 compared to $95.3 million (38.9% of Domestic segment net sales) for the quarter ended June 30, 2007.  Our Domestic segment gross margin increased 1.0 percentage points for the second quarter of 2008 compared to the same period of 2007 principally due to (i) a shift in sales mix to higher gross margin products; (ii) non-recurring manufacturing costs of $3.1 million for the quarter ended June 30, 2007 related to the roll out of our Beautyrest 2007 product line and complying with the CSPC’s open flame resistance standard; and (iii) our November 2007 and March 2008 price increases.  Our conventional bedding material and manufacturing cost per unit for the quarter ended June 28, 2008 increased 6.8% and 1.2%, respectively, compared to the same period of 2007.   Our material cost per unit increased primarily due to (i) the addition of flame retardant materials to meet the CPSC’s open flame resistance standard; (ii) inflation in the costs of raw materials, particularly in the prices of steel and foam; and (iii) a change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to our fixed manufacturing costs being absorbed by less units.

Our Canada gross profit decreased $1.0 million to $9.8 million (25.5% of Canada segment net sales) for the quarter ended June 28, 2008 compared to $10.8 million (32.9% of Canada segment net sales) for the quarter ended June 30, 2007.  Our Canada segment gross margin decreased 7.4 percentage points due primarily to a shift in sales mix to products with lower gross margin and manufacturing inefficiencies related to the new product line introduced in January 2008.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $3.6 million for the quarter ended June 28, 2008 to $82.6 million (30.8% of consolidated net sales) compared to $86.1 million (31.0% of consolidated net sales) for the quarter ended June 30, 2007.  Our Domestic segment SG&A decreased $4.5 million to $75.8 million (33.0% of Domestic segment net sales) for the quarter ended June 28, 2008 from $80.3 million (32.8% of Domestic segment net sales) for the quarter ended June 30, 2007.  During the quarter ended June 30, 2007, our Domestic segment incurred significantly higher product roll out costs as a result of the introduction of our latest Beautyrest® product line in 2007.  As a result, our Domestic segment had $11.5 million less fixed selling and brand development expenses for the quarter ended June 28, 2008 compared to the same period of 2007.   Additionally, during the quarter ended June 28, 2008 compared to the same period of 2007, our Domestic segment had lower consulting and professional service fees of $1.3 million.   Partially offsetting these decreases, our Domestic segment SG&A for the quarter ended June 28, 2008 compared to the same period of 2007 had higher volume variable selling and distribution expenses of $7.4 million despite lower sales volumes principally due to an $8.2 million increase in co-operative advertising expense.  Our co-operative advertising expense increased due to a shift in our sales mix to customers and products with higher subsidies and more co-operative advertising costs being classified as a selling expense for the quarter ended June 28, 2008 compared to the quarter ended June 30, 2007.  Our Domestic SG&A for the quarter ended June 28, 2008 also included (i) an increase of salaries and fringe benefits of $0.7 million compared to the quarter ended June 30, 2007 principally due to an increase in the number of salaried employees and salary increases over the prior year, partially offset by lower bonus expense; (ii) severance costs of $1.5 million associated with a salaried employee reduction plan initiated in June 2008; and (iii) costs associated with our enterprise resource planning (“ERP”) system upgrade of $0.6 million that was completely implemented in June 2008.  Our Domestic segment SG&A for the quarter ended June 30, 2007 included (i) reorganization and severance costs of $1.3 million principally associated with the resignation of our former President and (ii) transaction and integration costs of $1.1 million associated with our November 2006 acquisition of Simmons Canada Inc. (“Simmons Canada”) and our June 2007 acquisition of certain assets of CP Holdco, Inc. (“ComforPedic”).

Our Canada segment SG&A increased $0.9 million to $6.7 million (17.4% of Canada segment net sales) for the quarter ended June 28, 2008 from $5.8 million (17.6% of Canada segment net sales) for the quarter ended June 30, 2007.  Our Canada segment SG&A increased principally due to higher variable selling and distribution expense of $0.7 million as a result of increased sales volumes and higher distribution expenses as a result of an increase in diesel fuel costs.

Amortization of Intangibles.  For the quarter ended June 28, 2008, amortization of intangibles increased $0.1 million to $1.6 million from $1.5 million for the quarter ended June 30, 2007.

Licensing Revenues.  For the quarter ended June 28, 2008, licensing revenues increased $0.3 million to $2.5 million from $2.1 million for the quarter ended June 30, 2007.

Interest Expense, Net.  For the quarter ended June 28, 2008, interest expense decreased $1.8 million to $17.5 million from $19.3 million for the quarter ended June 30, 2007.  The decreased interest expense for the quarter ended June 28, 2008 was primarily due to lower LIBOR base rates on our senior credit facility and lower average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.5 million to $6.1 million for the quarter ended June 28, 2008 compared to $5.6 million for the quarter ended June 30, 2007.

Income Taxes. The effective income tax rate for the quarter ended June 28, 2008 of 42.0% exceeded the effective income tax rate of 26.8% for the quarter ended June 30, 2007 principally due to an increase in state income taxes and an increase in unrecognized tax benefits.  Excluding the effect of discrete tax items, our effective income tax rates for the quarter ended June 28, 2008 and June 30, 2007 reflects our expected full year rate on reported income before income taxes of approximately 40% and 37%, respectively.  For the quarter ended June 28, 2008, we recognized a net discrete tax benefit of $0.1 million principally as a result of a remeasurement of previously unrecognized tax benefits due to new information that supports one of our tax positions, partially offset by penalties and interest on our uncertain tax positions.  For the quarter ended June 30, 2007, we recognized a net discrete tax expense of $0.1 million principally as a result of penalties and interest on our uncertain tax positions, partially offset by an adjustment to a deferred tax liability.

Six Months Ended June 28, 2008 as Compared to the Six Months Ended June 30, 2007

  Net Sales.  Our consolidated net sales decreased $0.7 million, or 0.1%, to $544.6 million for the six months ended June 28, 2008 compared to $545.3 million for the six months ended June 30, 2007 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $9.2 million, or 1.9%, to $474.3 million (includes $0.2 million of intersegment net sales) for the six months ended June 28, 2008 compared to $483.5 million (includes $0.4 million of intersegment net sales) during the same period of 2007.  Our Domestic segment net sales declined for the six months ended June 28, 2008 primarily as a result of a decrease in our conventional bedding unit volume of 8.0%, or approximately $37.2 million, partially offset by an increase in our conventional bedding AUSP of 7.6%, or approximately $32.5 million, compared to the same period of 2007.  We believe our conventional bedding unit volume declined principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Additionally, our conventional bedding unit volume declined due to our net sales for the six months ended June 30, 2007 including floor samples shipped prior to the new open flame resistance standard going into effect.  Our conventional bedding unit volume decrease was principally at retail price points below $1,000.  Our conventional bedding AUSP increased primarily due to (i) our November 2007 and March 2008 price increases for our innerspring products and foundations and (ii) a shift in our product sales mix to our higher priced products.

Our Canada segment net sales increased $8.2 million, or 13.3%, to $70.5 million for the six months ended June 28, 2008 compared to $62.2 million for the six months ended June 30, 2007.  In local currency, our Canada segment net sales increased for the six months ended June 28, 2008 by 0.5% compared to the same period of 2007 due to an increase in conventional bedding unit volume of 8.2%, which was offset by a decline in conventional bedding AUSP of 4.6%.  Our Canada segment unit volume increased principally due to our new 2008 Canadian product line, introduced in January 2008, being more successful than the 2007 Canadian product line.  Our Canadian segment AUSP decreased principally due to promotional pricing and a shift in sales mix to lower priced products.

            Gross Profit.  Our consolidated gross profit decreased $3.4 million to $210.9 million (38.7% of consolidated net sales) for the six months ended June 28, 2008 compared to $214.3 million (39.3% of consolidated net sales) for the same period of 2007.  Our Domestic segment gross profit decreased $2.1 million to $192.4 million (40.6% of Domestic segment net sales) for the six months ended June 28, 2008 compared to $194.6 million (40.2% of Domestic segment net sales) for the six months ended June 30, 2007.  Our Domestic segment gross margin increased 0.4 percentage points for the first six months of 2008 compared to the same period of 2007 principally due to (i) a shift in sales mix to higher gross margin products; (ii) non-recurring manufacturing costs of $6.4 million for the quarter ended June 30, 2007 related to the roll out of our Beautyrest 2007 product line and comply with the CSPC’s open flame resistance standard; and (iii) our November 2007 and March 2008 price increases.  For the first six months of 2008 compared to the same period of 2007, our conventional bedding material cost per unit increased 10.4%, which was partially offset by a 1.3% decrease in our conventional bedding manufacturing cost per unit.  Our material cost per unit increased primarily due to (i) the addition of flame retardant materials to meet the CPSC’s open flame resistance standard; (ii) inflation in the costs of raw materials, particularly in the prices of steel and foam; and (iii) a change in our sales mix to products with higher material content.  Our manufacturing cost per unit decreased principally due to on-going labor and overhead cost containment initiatives, partially offset by fixed manufacturing costs being absorbed by less units.

Our Canada gross profit decreased $1.3 million to $18.5 million (26.2% of Canada segment net sales) for the six months ended June 28, 2008 compared to $19.7 million (31.7% of Canada segment net sales) for the six months ended June 30, 2007.  Our Canada segment gross margins decreased 5.5 percentage points due primarily to the promotional pricing of 2007 products and a shift in sales mix to products with lower gross margins following the roll out of the 2008 products.

SG&A.  Our consolidated SG&A expense increased $0.3 million for the six months ended June 28, 2008 to $171.1 million (31.4% of consolidated net sales) compared to $170.8 million (31.3% of consolidated net sales) for the six months ended June 30, 2007.  Our Domestic segment SG&A decreased $1.0 million to $157.5 million (33.2% of Domestic segment net sales) for the six months ended June 28, 2008 from $158.5 million (32.8% of Domestic segment net sales) for the same period of 2007.  During the six months ended June 30, 2007, our Domestic segment incurred significantly higher product roll out costs as a result of the introduction of our latest Beautyrest® product line in 2007.  As a result, our Domestic segment had $14.7 million less fixed selling and brand development expenses for the six months ended June 28, 2008 compared to the same period of 2007.  Additionally, during the six months ended June 28, 2008 compared to the same period of 2007, our Domestic segment had lower consulting and professional service fees of $1.3 million.  Partially offsetting these decreases, our Domestic segment for the six months ended June 28, 2008 compared to the same period of 2007 had higher volume variable selling and distribution expenses of $11.8 million despite lower sales volumes principally due to a $12.0 million increase in co-operative advertising expense.  Our co-operative advertising expense increased due to a shift in our sales mix to customer and products with higher subsidies and more co-operative advertising costs being classified as a selling expense for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.  Our Domestic SG&A for the six months ended June 28, 2008 also included (i) an increase of salaries and fringe benefits of $2.0 million compared to the six monnths ended June 30, 2007 principally due to an increase in the number of salaried employees and salary increases over the prior year, partially offset by lower bonus expense; (ii) severance costs of $1.5 million associated with a salaried employee reduction plan initiated in June 2008; (iii) costs associated with our ERP system upgrade of $1.1 million that was completed in June 2008; and (iv) costs of $0.8 million associated with our relocation of our Dallas manufacturing facility that was completed in March 2008.  Our Domestic segment SG&A for the six months ended June 30, 2007 had reorganization and severance costs of $2.0 million principally associated with the resignation of our former President and transaction and integration costs of $1.6 million associated with our acquisitions of Simmons Canada and ComforPedic.

Our Canada segment SG&A increased $1.2 million to $13.6 million (19.3% of Canada segment net sales) for the six months ended June 28, 2008 from $12.3 million (19.8% of Canada segment net sales) for the six months ended June 30, 2007.  Our Canada segment SG&A increased principally due to higher variable selling and distribution expense of $0.8 million as a result of increased sales volume and higher distribution costs.

Amortization of Intangibles.  Amortization of intangibles increased $0.2 million to $3.2 million from $3.0 million for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.

Licensing Revenues.  For the six months ended June 28, 2008, licensing revenues decreased $0.3 million to $5.0 million from $5.3 million for the six months ended June 30, 2007.

Interest Expense, Net.  Interest expense decreased $2.3 million to $35.3 million from $37.6 million for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.  The decreased interest expense for the six months ended June 28, 2008 was primarily due to lower LIBOR base rates on our senior credit facility and lower average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $1.0 million to $12.2 million for the six months ended June 28, 2008 compared to $11.2 million for the six months ended June 30, 2007.

Income Taxes.   The effective income tax rate for the six months ended June 28, 2008 of 41.6% exceeded the effective income tax rate of 33.8% for the six months ended June 30, 2007 principally due to an increase in state income taxes and an increase in unrecognized tax benefits.  Excluding the effect of discrete tax items, our effective income tax rates for the six months ended June 28, 2008 and June 30, 2007 reflects our expected full year rate on reported income before income taxes of approximately 40% and 37%, respectively.  For the six months ended June 28, 2008, we recognized a net discrete tax expense of $0.1 million principally as a result of penalties and interest on our uncertain tax positions, partially offset by the remeasurement of previously unrecognized tax benefits due to new information that supports one of our tax positions.  For the six months ended June 30, 2007, we recognized a net discrete tax benefit of $0.3 million principally related to a change in the tax rate utilized to calculate deferred state income taxes.

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

Capital expenditures totaled $12.6 million for the six months ended June 28, 2008.  We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.  We anticipate our capital expenditures to be approximately $19 million for 2008.

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

Historically, we have paid minimal federal income taxes as a result of net operating loss carryforwards.  In 2007, we paid cash taxes of $1.3 million and we expect cash tax payments to be slightly less in 2008.

The following table summarizes our changes in cash (in millions):

	Six Months Ended
	June 28,	June 30,
	2008	2007
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$3.7	$5.9
Investing activities	(12.6)	(23.4)
Financing activities	7.2	13.2
Effect of exchange rate changes on cash	(0.5)	0.7
Decrease in cash and cash equivalents	(2.2)	(3.5)
Cash and cash equivalents:
Beginning of period	27.5	20.8
End of period	$25.3	$17.3

Six Months Ended June 28, 2008 as Compared to Six Months Ended June 30, 2007

Cash flows provided by Operating Activities.  Our cash flows provided by operating activities decreased $2.2 million for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.  The decrease in cash flow provided by operations resulted primarily from our working capital being a $23.9 million use of cash for the six months ended June 28, 2008 compared to our working capital being a $16.4 million use of cash for the six months ended June 30, 2007.   For the first six months of 2008, our working capital increased $23.9 million principally due to (i) a $9.5 million decrease in accrued liabilities principally as a $9.1 million reduction in our accrued advertising and incentives as a result of payments to our customers for annual volume rebates and long-term supply agreements; (ii) an $8.3 million increase in our accounts receivable balance as a result of  our days sales outstanding slowing to 44 days at June 28, 2008 compared to 41 days at both December 29, 2007 and June 30, 2007; and (iii) a $4.2 million increase in inventory principally as a result of inflation in raw material costs and buying raw materials in advance of suppliers’ price increases.  The increase in days sales outstanding compared to the beginning of the year and June 30, 2007 results largely from a change in customer sales mix and more customers paying based on invoice terms versus paying early to receive cash discounts.  Our working capital, as a percentage of net sales for the last twelve months, increased to 3.2% as of June 28, 2008 compared to 2.2% as of June 30, 2007.

Cash flows used in Investing Activities.  For the six months ended June 28, 2008, our cash flows used in investing activities of $12.6 million consisted of property, plant and equipment purchases.   For the six months ended June 30, 2007 our cash flows used in investing activities of $23.4 million included $10.6 million of property, plant and equipment purchases and $12.8 million for the acquisition of certain assets of Comfor Products, Inc.

Cash flows provided by (used in) Financing Activities.  For the six months ended June 28, 2008, our financing activities resulted in a $7.2 million source of cash as a result of $24.0 million of borrowings under our revolving credit facility, partially offset by dividend payments of $16.5 million to Simmons Holdco for the payment of interest on Simmons Holdco’s Toggle Loan.  For the six months ended June 30, 2007, our financing activities resulted in a $13.2 million source of cash as a result of $13.5 million of borrowings under our revolving credit facility.

Debt

As of June 28, 2008, our debt outstanding was $936.4 million compared to $901.5 million as of December 29, 2007.  Our outstanding debt was primarily our senior credit facility, senior subordinated notes and senior discount notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  Our revolving credit facility expires on December 19, 2009 and our tranche D term loan facility expires on December 19, 2011.  As of June 28, 2008, we had $24.0 million outstanding and the availability to borrow an additional $41.7 million under the revolving loan facility after taking into account $9.3 million that was reserved for reimbursement obligations with respect to outstanding letters of credit.  Subsequent to June 28, 2008, we borrowed the remaining $41.7 million available under the revolving loan facility and are holding the cash to fund our operations, payments of interest on our debt and a payment of a dividend of $12.3 million to Simmons Holdco for the payment of interest on its Toggle Loan.  Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on our cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in our financial statements.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined in the senior credit facility), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.00%	1.00%
Tranche D term loan	2.00%	1.00%

The weighted average interest rate per annum in effect as of June 28, 2008 for the senior credit facility was 5.61%.

The tranche D term loan has a mandatory principal payment of $113.5 million due on March 31, 2011 and three additional quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, the Company may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flows (as defined in the senior credit facility) from each fiscal year by March of the following fiscal year.  Based upon 2007 results, the Company was not required to prepay a portion of the tranche D term loan in fiscal year 2008.

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

Senior Discount Notes

Our senior discount notes due 2014 (“Discount Notes”), with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum, which is payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  As of June 28, 2008, the net amount of Discount Notes outstanding was $233.4 million.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

The Discount Notes are redeemable at our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

 If any of the Discount Notes are outstanding on June 15, 2010, we will redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount”), plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions are made prior to June 15, 2010, we will have to make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on that date.

Debt Covenants

The most restrictive covenants apply to Simmons Bedding and relate to ratios of minimum cash interest coverage and maximum leverage, all as defined in the senior credit facility.  The senior credit facility also contains other covenants, which among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.  The minimum cash interest coverage ratio and maximum leverage ratio are computed based on Simmons Bedding’s financial results for the last twelve months, adjusted for any dispositions or acquisitions.  The financial covenants are as follows:

3)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.75:1.00 from June 28, 2008 through December 27, 2008; and 3.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

4)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 from June 28, 2008 through December 27, 2008; and 4.00:1.00 from March 28, 2009 through each fiscal quarter ending thereafter.

We were in compliance with such covenants as of June 28, 2008.  However, given current macroeconomic conditions in the United States, including in the retail sector, as well as rising costs of raw materials and diesel fuel, we may not be able to meet our maximum leverage ratio covenant in the third quarter of 2008 or in future periods.  If we are not in compliance with the maximum leverage covenant or other covenants in future periods, we would need to seek (i) an equity contribution to THL-SC Bedding Company of up to the lesser of (x) the amount necessary to cure the failure to comply with all financial covenants and (y) $20.0 million, and such equity contribution would be contributed to the capital of Simmons Bedding and included in Adjusted EBITDA for purposes of calculating the financial covenants; or (ii) a waiver of all covenant defaults under our senior credit facility.  We may not be able to obtain such equity contribution or waiver on acceptable terms, on a timely basis or at all.  In addition, any waiver may require us to have to pay a fee to our senior lenders or amend the terms of our senior credit facility which could increase our cost of credit and adversely impact our results of operations.  Non-compliance with our covenants could require us to immediately repay all amounts outstanding under such facility.  In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our Subordinated Notes and Discount Notes and Simmons Holdco would be in default under its Toggle Loan.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.  We were in compliance with such covenants as of June 28, 2008.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  We were in compliance with such covenants as of June 28, 2008.

The following is a calculation of our minimum cash interest coverage and maximum leverage ratios under our senior credit facility as of June 28, 2008 (dollar amounts in millions, except ratios).  The terms and related calculations are defined in the senior credit facility:

Calculation of minimum cash interest coverage ratio:
Simmons Bedding Adjusted EBITDA(1)	$154.0
Simmons Bedding cash interest expense(2)	$50.8
Actual interest coverage ratio(3)	3.03	x
Minimum permitted interest coverage ratio	2.75	x

Calculation of maximum leverage ratio:
Simmons Bedding debt(4)	$703.0
Less: Simmons Bedding cash and cash equivalents	(25.3)
Net Simmons Bedding debt	$677.7
Adjusted EBITDA(1)	$154.0
Actual leverage ratio(5)	4.40	x
Maximum permitted leverage ratio	4.50	x

(1)  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as we have interpreted the definition of Adjusted EBITDA from our senior credit facility, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements.  Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow.  While the determination of “unusual and nonrecurring gains or losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented on the following page is in accordance with the senior credit facility.  Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the twelve months ended June 28, 2008 (in millions):

Net income	$22.2
Depreciation and amortization	34.6
Income taxes	8.5
Interest expense, net	73.3
Interest income	0.3
EBITDA	$139.0

Reorganization expenses including management severance	2.2
Management fees	1.6
Transaction related expenses	3.2
Conversion costs associated with meeting new flammability standard	0.3
ERP system implementation costs	2.7
Relocation of U.S. manufacturing and Canada corporate facilities	1.0
Non-recurring professional service fees	3.5
Other, including expenses at Holdings	0.6
Adjusted EBITDA	$154.0

      (2)  Calculation of consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended June 28, 2008 (in millions):

Simmons Company consolidated interest expense, net	$73.3
Less: Simmons Company non-cash interest expense	(21.8)
Simmons Bedding interest expense, net	51.5
Add: Simmons Bedding interest income	0.3
Add: Simmons Bedding interest capitalized	0.8
Simmons Bedding gross interest expense	52.6
Less: Simmons Bedding non-cash interest expense	(1.8)
Simmons Bedding cash interest expense	$50.8

(3)  Represents ratio of Adjusted EBITDA to cash interest expense.
(4)  Calculation of Simmons Bedding debt as of June 28, 2008 (in millions):

Simmons Company consolidated debt	$936.4
Less: Simmons Company debt	(233.4)
Simmons Bedding debt	$703.0

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

Market Risk

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future foreign currency exchange rates, interest rates and commodity prices.  We seek to minimize or manage these market risks through normal operating and financing activities and through the use of derivative instruments, where practicable.  We do not trade or use instruments with the objective of earning financial gains on market fluctuations, nor do we use instruments where there are no underlying exposures.

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of the Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of June 28, 2008, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.4 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of June 28, 2008, we had forward contracts to sell a total of $3.9 million Canadian dollars with expiration dates ranging from June 30, 2008 to November 28, 2008.  As of June 28, 2008, the fair value of our net liability under the forward contracts was less than $0.1 million Canadian dollars.  We do not apply hedge accounting to our forward contracts, and therefore, contracts are marked-to-market as of each reporting date through earnings.

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

On June 28, 2008, we had floating rate debt of $493.3 million.  Through the use of extended Eurodollar contracts under the senior credit facility, we have set the interest rate for $465 million of our floating rate date.  Such Eurodollar contracts expire over various periods from June 30, 2008 through February 28, 2009.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt, as partially fixed through the use of Eurodollar contracts, would impact our annual interest expense by $0.3 million.

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

Item 4T.                                Internal Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 28, 2008.

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the first quarter of 2008 that has materially affected our internal control over financial reporting.  In July 2007, we implemented a new financial accounting system in connection with our new ERP system.  From November 2007 through June 2008, we implemented modules of the ERP system in our domestic manufacturing facilities.  The ERP system implementation was completed in June 2008.  The financial accounting system implementation was undertaken to enhance our ERP system and not in response to any identified deficiency or weakness to our internal controls over financial reporting.  The new financial accounting system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting.  With the exception of the completion of the ERP system module implementation, there were no changes in internal controls in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note G to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.

We face a risk of non-compliance with certain financial covenants related to our senior credit facility, and we may need to obtain an equity contribution or a waiver of all covenant defaults under our senior credit facility.

As of the end of the June 28, 2008, we were in full compliance with all our financial covenants in our senior credit facility.  However, given current macroeconomic conditions in the United States, including in the retail sector, as well as rising costs of raw materials and diesel fuel, we may not be able to meet our maximum leverage ratio covenant as required by our senior credit facility in the third quarter of 2008 or in future periods.  If we are not in compliance with the maximum leverage covenant or other covenants in future periods, we would need to seek (i) an equity contribution to THL-SC Bedding Company of up to the lesser of (x) the amount necessary to cure the failure to comply with all financial covenants and (y) $20.0 million, and such equity contribution would be contributed to the capital of Simmons Bedding and included in Adjusted EBITDA for purposes of calculating the financial covenants; or (ii) a waiver of all covenant defaults under our senior credit facility.  We may not be able to obtain such equity contribution or waiver on acceptable terms, on a timely basis or at all.  In addition, any waiver may require us to have to pay a fee to our senior lenders or amend the terms of our senior credit facility which could increase our cost of credit and adversely impact our results of operations.  Non-compliance with our covenants could require us to immediately repay all amounts outstanding under such facility, which would have a material adverse effect on our liquidity, business, financial condition and results of operations.  In addition, if there is a payment acceleration under our senior credit facility, then we would be in default under our Subordinated Notes and Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We do not have adequate liquidity to repay such indebtedness if there is a payment acceleration under such indebtedness.  In the event we are not in compliance with our covenants under our senior credit facility, the failure to obtain an equity contribution or an amendment of the credit agreement would have a material adverse effect on our liquidity and on our ability to conduct our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1 Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among LLLP Eitel Investments and Simmons Holdco, Inc.

10.2 Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among William S. Creekmuir and Simmons Holdco, Inc.

10.3 Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among Robert P. Burch and Simmons Holdco, Inc.

10.4 Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among Timothy F. Oakhill and Simmons Holdco, Inc.

10.5 Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among Timothy F. Oakhill and Simmons Holdco, Inc.

10.6 Second Amendment dated June 30, 2008 to the Restricted Stock Agreement dated September 29, 2006 among Timothy F. Oakhill and Simmons Holdco, Inc.

10.7 First Amendment dated June 30, 2008 to the Stock Option Agreement dated January 16, 2008 among Stephen G. Fendrich and Simmons Holdco, Inc.

10.8 Second Amendment dated June 30, 2008 to the Restricted Stock Agreement dated March 31, 2006 among Stephen G. Fendrich and Simmons Holdco, Inc.

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

Date:            August 4, 2008