Form 10-Q
period 2008-09-27
SIMMONS CO
filed 2009-06-10
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number U333-124138

SIMMONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-0646221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Concourse Parkway, Suite 800, Atlanta, Georgia	30328-6188
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code U(770) 512-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes:           ☐                      No:           ☑

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

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of June 10, 2009: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Results of Operations
and Comprehensive Income (Loss)
(In thousands)

	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$278,638	$311,992	$823,202	$857,269
Cost of products sold	178,207	186,712	511,887	517,714
Gross profit	100,431	125,280	311,315	339,555

Operating expenses:
Selling, general and administrative expenses	87,844	87,442	256,778	258,259
Restructuring charges	5,453	-	7,629	-
Amortization of intangibles	1,581	1,579	4,757	4,551
Licensing revenues	(1,910)	(2,507)	(6,938)	(7,821)
	92,968	86,514	262,226	254,989

Operating income	7,463	38,766	49,089	84,566

Interest expense, net	17,973	20,039	53,275	57,686
Income (loss) before income taxes	(10,510)	18,727	(4,186)	26,880
Income tax expense (benefit)	(2,042)	6,389	586	9,145
Net income (loss)	(8,468)	12,338	(4,772)	17,735

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,224)	8,971	(7,823)	20,205
Change in retirement plans liabilities,
net of tax benefit of $1,195 and $1,149 for the
quarter and nine months ended September 27, 2008	(2,071)	-	(1,994)	-
Comprehensive income (loss)	$(13,763)	$21,309	$(14,589)	$37,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 27,	December 29,
	2008	2007	*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$63,525	$27,520
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $6,459 and $4,550	128,444	119,984
Inventories	41,151	35,207
Deferred debt issuance costs	11,124	-
Deferred income taxes	5,769	5,953
Prepaid expenses	6,551	11,167
Other current assets	6,667	8,161
Total current assets	263,231	207,992

Property, plant and equipment, net	92,212	87,449
Goodwill	537,940	540,126
Intangible assets, net	595,888	604,547
Other assets	20,942	37,539
Total assets	$1,510,213	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 27,	December 29,
	2008	2007	*
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$970,416	$772
Accounts payable	73,011	72,484
Accrued liabilities	82,626	96,366
Total current liabilities	1,126,053	169,622

Long-term debt	13,389	900,716
Deferred income taxes	187,727	190,321
Other	38,930	28,842
Total liabilities	1,366,099	1,289,501

Commitments and contingencies

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,254	100,613
Retained earnings	34,852	68,714
Accumulated other comprehensive income	9,007	18,824
Total stockholder's equity	144,114	188,152
Total liabilities and stockholder's equity	$1,510,213	$1,477,653

* Derived from the Company's 2007 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,772)	$17,735
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	30,642	22,217
Provision for bad debts	5,879	150
Provision for deferred income taxes	(635)	6,813
Non-cash interest expense	18,626	16,803
Other, net	(359)	217
Net changes in operating assets and liabilities:
Accounts receivable	(15,520)	(44,976)
Inventories	4,948	(5,833)
Other current assets	(5,072)	323
Accounts payable	684	7,394
Accrued liabilities	(13,363)	8,194
Other, net	(4,669)	(13,048)
Net cash provided by operating activities	16,389	15,989

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,782)	(18,202)
Acquisition of certain assets of Comfor Products, Inc.	-	(13,077)
Net cash used in investing activities	(15,782)	(31,279)

Cash flows from financing activities:
Borrowings on revolving loan	65,700	15,500
Payments of other debt	(406)	(522)
Dividends to Simmons Holdco, Inc.	(29,090)	(4,941)
Excess tax benefits from stock-based compensation	-	27
Purchase of common stock	-	(1)
Net cash provided by financing activities	36,204	10,063

Net effect of exchange rate changes on cash	(806)	1,733
Change in cash and cash equivalents	36,005	(3,494)
Cash and cash equivalents, beginning of period	27,520	20,784
Cash and cash equivalents, end of period	$63,525	$17,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share amounts)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Earnings	Translation	Plans	Equity
December 29, 2007 (audited)	100	$1	$100,613	$68,714	$19,179	$(355)	$188,152
Net loss	-	-	-	(4,772)	-	-	(4,772)
Foreign currency translation	-	-	-	-	(7,823)	-	(7,823)
Change in retirement plans liabilities,
net of tax benefit of $1,149	-	-	-	-	-	(1,994)	(1,994)
Comprehensive loss				(4,772)	(7,823)	(1,994)	(14,589)
Stock compensation benefit	-	-	(359)	-	-	-	(359)
Dividends to Simmons Holdco, Inc.	-	-	-	(29,090)	-	-	(29,090)
September 27, 2008 (unaudited)	100	$1	$100,254	$34,852	$11,356	$(2,349)	$144,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1BA.	Basis of Presentation, Liquidity and Ability to Continue as a Going Concern

Company

Simmons Company (“Holdings”) is a holding company with no operating assets.  The Company is a wholly-owned subsidiary of Simmons Holdco, Inc. (“Simmons Holdings”).  Through its wholly-owned subsidiary THL-SC Bedding Company (“THL-SC”), which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company.  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively, “Simmons Bedding”).  Simmons Company, together with its subsidiaries (collectively, the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in North America.

Liquidity

As of September 27, 2008, the Company had $63.5 million of cash and cash equivalents and less than $0.1 million of availability to borrow additional amounts from its revolving loan under Simmons Bedding’s senior credit facility.  The Company’s outstanding borrowings consisted of Simmons Bedding’s senior credit facility of $530.7 million, Simmons Bedding’s $200.0 million 7.875% senior subordinated notes (“Subordinated Notes”), Simmons Bedding’s industrial revenue bonds of $13.9 million, and Holding’s $239.2 million 10.0% senior discount notes (“Discount Notes”).

As of September 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.

On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  On February 14, 2009 such default matured into an event of default, which enabled the holders of the Subordinated Notes to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders entered into a forbearance agreement, pursuant to which those noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with a majority of the Subordinated Notes holders, whereby those noteholders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.  Pursuant to the terms of the forbearance agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the Subordinated Forbearance Agreement represent more than a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

Simmons Company failed to file its Quarterly Reports on Form 10-Q for the quarters ended September 27, 2008 and March 28, 2009 and its Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (the “Financial Reports”) with the Securities & Exchange Commission ("SEC") resulting in the non-compliance with the reporting covenants of the Subordinated Notes, Discount Notes and Toggle Loan.  The Company has 60 days after receiving notice from the lenders to cure the non-compliance by providing such information to the lenders.  On April 14, 2009, Holdings received notification of non-compliance from the holders of the Discount Notes.  With the filing of this Annual Report on Form 10-K for the fiscal year ending December 27, 2008 along with the filing of the Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008, the Company has cured these defaults.  The Company has not received notice of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If the Company received such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Subordinated Notes.  The Company has not received notification of non-compliance from the Toggle Loan lenders.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As a condition to the forbearance agreement with Simmons Bedding’s senior lenders, the Company initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring the Company’s debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  The Company would not have the ability to repay any amounts accelerated under its various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates, or assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.  At September 27, 2008, the Company has recorded all amounts outstanding under the senior credit facility, Subordinated Notes and Discount Notes as a current liability in the accompanying consolidated balance sheet.  The unamortized debt issuance costs associated with the senior credit facility, Subordinated Notes and Discount Notes were recorded as a current asset in the accompanying consolidated balance sheet at September 27, 2008 (see Note E – Debt, which contains further information regarding the Company’s debt and related forbearance agreements).

Basis of Presentation

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements are presented on the basis that the Company is a going concern.  The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 27, 2008, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Reports on Form 10-K for the years ended December 27, 2008 and December 29, 2007.  Operating results for the periods ended September 27, 2008 are not necessarily indicative of future results that may be expected for the fiscal year ending December 27, 2008 or for any future periods.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

2BB.           Inventories

A summary of inventories follows (in thousands):

	September 27,	December 29
	2008	2007
Raw materials	$29,505	$22,669
Work-in-progress	937	1,122
Finished goods	10,709	11,416
	$41,151	$35,207

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

C.           Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 27, 2008 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 29, 2007	$500,221	$39,905	$540,126
Foreign currency translation adjustment	-	(2,174)	(2,174)
Other	(12)	-	(12)
Balance as of September 27, 2008	$500,209	$37,731	$537,940

The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The annual impairment test is performed during the Company’s fiscal fourth quarter.  The Company evaluates indefinite-lived intangible assets for impairment at least annually during the Company’s fiscal fourth quarter or whenever events or circumstances indicate their carrying value might be impaired. As a result of the Company lowering of its projected future operating results in the fourth quarter of 2008 due to deterioration of consumer spending and increased material costs, the Company recognized in the fourth quarter of 2008 goodwill impairment charges related to its Domestic and Canada reporting units of $294.0 million and $9.9 million, respectively, and trademark impairment charges related to its Domestic and Canada reporting units of $225.8 million and $17.9 million, respectively.

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

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 27,
	2008	2007	2008	2007
Balance at beginning of period	$4,744	$4,008	$4,291	$3,668
Additional warranties issued	626	569	2,291	1,891
Warranty settlements	(541)	(549)	(1,893)	(1,625)
Accruals related to pre-existing
warranties (including change in estimate)	84	95	224	189
Balance at end of period	$4,913	$4,123	$4,913	$4,123

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3BE.	Debt

A summary of long-term debt follows (in thousands):

	September 27,	December 29,
	2008	2007
Senior credit facility:
Revolving loan	$65,700	$-
Tranche D term loan	465,000	465,000
Total senior credit facility	530,700	465,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of
$29,797 and $46,835, respectively	239,203	222,165
Other, including capital lease obligations	13,902	14,323
	983,805	901,488
Less current portion	(970,416)	(772)
	$13,389	$900,716

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of September 27, 2008, under the revolving loan facility, the Company had $65.7 million of borrowings and $9.3 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.  The Company incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flow (as defined in the senior credit facility) from each fiscal year.  The Company was not required to prepay a portion of the tranche D term loan in fiscal year 2008.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of September 27, 2008 for the tranche D term loan was 5.4%.  The senior credit facility is guaranteed by THL-SC Bedding Company and all of Simmons Bedding’s material domestic subsidiaries, and Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as the Company interpreted the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

The financial covenants are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.75:1.00 for September 27, 2008 through December 27, 2008 and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 for September 27, 2008 through December 27, 2008 and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

For the quarter ended September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things, forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement, among other things, extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009 and (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreeement, the “Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009.

During the forbearance period, the senior lenders will provide no additional loans or financial accommodation to Simmons Bedding except for the issuance, renewal, extension or replacement of letters of credit and revolving loans provided in certain limited circumstances related to the letters of credit as set forth in the forbearance agreements.  In addition, Simmons Bedding will not be permitted to, directly or indirectly, incur indebtedness or liens, make investments or restricted junior payments, or consummate any asset sales, except in the ordinary course of business, during the forbearance period.

During the forbearance period under the First Forbearance Agreement, the applicable margin on the revolving loans and tranche D term loans increased 2.0% per annum above the rate otherwise applicable.  The Second Forbearance Agreement amended the senior credit facility to, among other things:
-	Increase the applicable margin for both the revolving loans and the tranche D term loans to either Base Rate plus 5.285% per annum or Eurodollar Rate plus 6.285% per annum;
-	Establish a floor for the Base Rate and Eurodollar Rate of 3.25% and 4.25%, respectively, per annum at the earlier of the termination of the Second Forbearance Agreement or March 31, 2009;
-	Eliminate the 2% per annum penalty rate applicable to overdue payments of principal or interest; and
-	Make interest payable on the revolving loans and tranche D term loans as of the last business calendar day of each month.

The Second Forbearance Agreement also required Simmons Bedding to enter into deposit account control agreements with respect to all its bank accounts, with certain exceptions.  The Second Forbearance Agreement included certain covenants including:
-
Minimum liquidity requirements whereby Simmons Bedding will maintain a daily cash balance of not less than $2.5 million for any two consecutive business days and an average daily cash balance of not less than $7.5 million for any five consecutive business days;

-	Provide a long-term business plan to the senior lenders by January 7, 2009;
-	Commence a process to solicit new debt and/or equity investment by January 9, 2009;
-	Provide a potential restructuring proposal to the senior lenders by January 26, 2009; and
-	Increased financial reporting requirements

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things, increase the applicable margin for both revolving loans and tranche D term loans to either Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met requirements, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders before April 17, 2009.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million, of which $1.3 million was paid in 2009, and expensed the third party fees associated with the forbearance agreements in the fourth quarter of 2008.

Subordinated Notes

Simmons Bedding’s Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15.  The Subordinated Notes mature on January 15, 2014 and are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at the option of the Company beginning January 15, 2009 at prices decreasing from 103.9% of the principal amount thereof to par on January 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

Simmons Bedding did not make a scheduled payment of $7.9 million of interest due on January 15, 2009 on the Subordinated Notes resulting in an event of default under the indenture governing the Subordinated Notes.  Such event of default enabled the holders of the Subordinated Notes to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the Indenture (“Subordinated Forbearance Agreement”), pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In connection with the Subordinated Forbearance Agreement, Simmons Bedding agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009 and May 27, 2009, whereby the majority of the outstanding Subordinated Notes holders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the Subordinated Forbearance Agreement represent more than a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.  In consideration for their entry into the amendment to the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement received an amendment fee equal to 0.5% of the aggregate outstanding amount of such holder’s Subordinated Notes.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

    The indenture for the Subordinated Notes require Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

Discount Notes

The Company’s senior discount notes, with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest accrues on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

The Discount Notes are redeemable at the Company’s option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

If any of the Discount Notes are outstanding on June 15, 2010, the Company is obligated to redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter the obligation of the Company to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions prior to June 15, 2010, the Company would be obligated to make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Pursuant to the reporting covenants contained in the indentures governing Discount Notes, the Company agreed to furnish its holders of the Discount Notes all quarterly and annual reports that would be required to be filed with the SEC if the Company was required to file such reports.  Simmons Company failed to file its Financial Reports with the SEC resulting in the Company’s non-compliance with the reporting covenants.  The Company has 60 days after receiving notice from the lenders to cure the non-compliance by providing such information to the lenders.  If the Company was unable to cure the non-compliance, there would be an event of default under the indenture governing the Discount Notes.

On April 14, 2009, Holdings received notification of non-compliance from the holders of the Discount Notes for failure to file the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and the Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  Under the indenture for the Discount Notes, the Company has until June 13, 2009 to cure these defaults.  With the filing of this Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and the Annual Report on Form 10-K for the fiscal year ended December 27, 2008, the Company has cured these defaults.  Holdings has not received notification of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If the Company receives such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Discount Notes.

Toggle Loan

The Company does not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the Company’s cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  During the nine months ended September 27, 2008, the Company provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Debt & Related Unamortized Debt Issue Costs Classification

As a result of the covenant default and the lenders having the right to demand payment on the senior credit facility, Subordinated Notes and Discount Notes within the next twelve months, the Company has reclassified these debt obligations from non-current liabilities to current liabilities and the related unamortized debt issue costs of $11.1 million from non-current assets to current assets on the condensed consolidated balance sheet as of September 27, 2008.

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

The following tables summarize our segment information for the periods ended September 27, 2008 and September 29, 2007:

Quarter Ended September 27, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$244,049	$34,589	$-	$278,638
Intersegment net sales	3,935	-	(3,935)	-
Adjusted EBITDA	29,739	2,936	-	32,675
Depreciation and amortization expense	10,225	1,753	-	11,978
Expenditures for long-lived assets	2,667	481	-	3,148
Segment assets	1,483,857	177,505	(151,149)	1,510,213

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(1,569)	$(6,899)	$-	(8,468)
Depreciation and amortization	10,225	1,753	-	11,978
Income tax benefit	(1,659)	(383)	-	(2,042)
Interest expense, net	16,062	1,911	-	17,973
Interest income	46	64	-	110
Transaction expenses	775	-	-	775
Non-recurring professional service fees	120	-	-	120
Restructuring charges	2,810	2,643	-	5,453
Operational reorganization charges	1,748	3,579	-	5,327
Product regulatory compliance	507	-	-	507
Management fees	271	216	-	487
Enterprise resource planning ("ERP") system implementation costs	691	-	-	691
(Gain) loss on foreign currency	155	(499)	-	(344)
State taxes in lieu of income taxes	62	-	-	62
Other	(505)	551	-	46
Adjusted EBITDA	$29,739	$2,936	$-	$32,675

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarter Ended September 29, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$279,540	$32,452	$-	$311,992
Intersegment net sales	142	-	(142)	-
Adjusted EBITDA	47,185	4,658	-	51,843
Depreciation and amortization expense	6,270	1,256	-	7,526
Expenditures for long-lived assets	6,687	844	-	7,531
Segment assets	1,439,056	177,354	(133,698)	1,482,712

Reconciliation of net income to Adjusted EBITDA:
Net income	$11,714	$624	$-	$12,338
Depreciation and amortization	6,270	1,256	-	7,526
Income taxes	5,924	465	-	6,389
Interest expense, net	18,133	1,906	-	20,039
Interest income	(274)	131	-	(143)
Transaction expenses including integration costs	1,643	108	-	1,751
Non-recurring professional service fees	1,595	-	-	1,595
ERP system implementation costs	805	-	-	805
Management fees	487	-	-	487
Loss on foreign currency	-	168	-	168
Other	888	-	-	888
Adjusted EBITDA	$47,185	$4,658	$-	$51,843

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 27, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$718,163	$105,039	$-	823,202
Intersegment net sales	4,141	-	(4,141)	-
Adjusted EBITDA	88,993	9,998	-	98,991
Depreciation and amortization expense	26,155	4,487	-	30,642
Expenditures for long-lived assets	13,515	2,267	-	15,782

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$1,924	$(6,696)	$-	(4,772)
Depreciation and amortization	26,155	4,487	-	30,642
Income taxes	1,892	(1,306)	-	586
Interest expense, net	47,360	5,915	-	53,275
Interest income	78	266	-	344
Transaction expenses including integration costs	966	-	-	966
Non-recurring professional service fees	559	-	-	559
Restructuring charges	4,390	3,239	-	7,629
Operational reorganization charges	3,240	3,172	-	6,412
Management fees	93	1,259	-	1,352
ERP system implementation costs	1,776	-	-	1,776
(Gain) loss on foreign currency	509	(1,382)	-	(873)
State taxes in lieu of income taxes	359	-	-	359
Product regulatory compliance	507	-	-	507
Other	(815)	1,044	-	229
Adjusted EBITDA	$88,993	$9,998	$-	$98,991

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 29, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$762,613	$94,656	$-	$857,269
Intersegment net sales	574	-	(574)	-
Adjusted EBITDA	107,304	13,794	-	121,098
Depreciation and amortization expense	18,723	3,494	-	22,217
Expenditures for long-lived assets	16,800	1,402	-	18,202

Reconciliation of net income to Adjusted EBITDA:
Net income	$15,327	$2,408	$-	$17,735
Depreciation and amortization	18,723	3,494	-	22,217
Income taxes	8,034	1,111	-	9,145
Interest expense, net	52,105	5,581	-	57,686
Interest income	105	216	-	321
Transaction expenses including integration costs	3,282	108	-	3,390
Non-recurring professional service fees	2,367	-	-	2,367
Operational reorganization charges	1,873	123	-	1,996
Product regulatory compliance	1,983	-	-	1,983
Management fees	1,440	-	-	1,440
ERP system implementation costs	885	-	-	885
Loss on foreign currency	-	753	-	753
Other	1,180	-	-	1,180
Adjusted EBITDA	$107,304	$13,794	$-	$121,098

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

G.           Defined Benefit Pension Obligation

The Company has a registered combined non-contributory defined benefit and defined contribution pension plan for substantially all of the employees of Simmons Canada.  Under the registered defined benefit plan segment (“Pension Plan”), benefits are based upon an employee’s earnings and years of credited service.  The registered defined benefit plan is funded based on the funding requirements of applicable government regulations.  In addition, the Company has retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the registered defined benefit plan.

The Company also provides post retirement health care and life insurance benefits (“FAS 106 Plans”) for a small group of current and former employees.  The Company accrues the cost of providing post retirement benefits, including medical and life insurance coverage, during the active service period for certain employees.  The FAS 106 Plans are unfunded.

Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  The net periodic costs related to the Pension Plan and RCA for the quarters and nine months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Quarters Ended
	Pension Plan		RCA Plan
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Components of net periodic costs:
Service cost	$269	$416	$2	$4
Interest cost	323	322	47	50
Expected return on plan assets	(388)	(407)	(42)	(48)
Curtailment/contractual benefits	1,728	-	-	-
Net periodic cost	$1,932	$331	$7	$6

	Nine Months Ended
	Pension Plan		RCA Plan
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Components of net periodic costs:
Service cost	$917	$1,274	$5	$13
Interest cost	934	987	134	153
Expected return on plan assets	(1,167)	(1,245)	(118)	(146)
Curtailment/contractual benefits	1,728	-	-	-
Net periodic cost	$2,412	$1,016	$21	$20

The one time curtailment gain of $0.6 million and a contractual termination benefits charge of $2.3 million both related to the pension plan as a result of the closure of our Bramalea, Ontario plant.  In connection with the closure of our Mableton, Georgia plant in September 2008 (see Note H – Restructuring Charges), the Company incurred one time curtailment loss of $1.5 million related to the FAS 106 Plans.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

H.           Restructuring Charges

In June 2008, the Company announced a workforce reduction in response to the downturn in the economy since the second half of 2007.  This workforce reduction was completed in the first nine months of 2008.  Associates terminated under the announced workforce reduction were offered certain benefits including severance, outplacement services and health insurance.  The Company recognized a pre-tax restructuring charge for severance and benefits of $2.2 million in the first nine months of 2008 related to this planned workforce reduction, which will be payable through January 2010.  The Company will not incur expenses after March 2010 associated with this workforce reduction.

On August 15, 2008, the Bramalea, Ontario facility’s office and production workers, all members of the Canada Auto Workers Union Local 513 (“CAW 513”), ceased work and commenced a strike against the facility.  As the strike continued, the Company evaluated its various alternatives, and decided to initiate the actions required to permanently shut down the facility due to the financial impact of the strike and its effect on customers and revenues.  The closure of the Ontario Plant was announced on September 8, 2009.  In connection with the facility closure, the National Automobile, Aerospace, Transportation and General Workers Union of Canada and its Local 513 filed an unfair labor practice charge and three former production employees filed a wrongful termination claim against the Company on behalf of themselves and a class of similarly situated former employees.  In June 2009, the Company entered into tentative settlement agreements as to both disputes, although certain conditions, including obtaining leave of court to dismiss the class action must be met before the settlements will be final.  An estimated settlement amount has been recorded as part of the restructuring severance and benefits.

In September 2008, the Company announced and completed the closure of its Mableton, Georgia manufacturing facility.  The decision to close the Mableton facility resulted from the current macroeconomic environment and lower manufacturing requirements.

The Company recognized a pre-tax restructuring charge in 2008 related to the closure of the facilities of $3.7 million, which consisted of $1.4 million in severance and benefits and $2.3 million in lease facility costs.  In addition to the costs recognized in the third quarter of 2008, the Company anticipates incurring certain other cash charges related to the closure of the facilities that will be expensed as incurred.  These additional charges include costs principally related to maintaining the unoccupied leased facilities and the relocation of manufacturing equipment.  While the estimate of these costs, in total, is not yet final, the Company currently expects that the costs will total approximately $1.4 million to be incurred through the first quarter of 2010.

In September 2008, Charles R. Eitel resigned as Chairman and Chief Executive Officer of the Company and entered into a written separation agreement with the Company.  Mr. Eitel assumed the role of Vice Chairman of the Board of Directors.  The Company recorded a restructuring charge in the third quarter of 2008 of $1.7 million related to severance and benefits payable until September 2010 under the separation agreement.

The following table represents the pre-tax restructuring charges related to the above initiatives, including facility closures and organizational changes, recognized during the quarter and nine months ended September 27, 2008, for each operating segment (in thousands):

	Quarter Ended	Nine Months Ended
	September 27,	September 27,
	2008	2008
Domestic	$2,810	$4,391
Canada	2,643	3,239
Total	$5,453	$7,629

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company incurred no restructuring charges in 2007 and 2006.

The following table reconciles the accrued restructuring charges discussed above for the nine months ended September 27, 2008 (in thousands):

	Balance at December 29, 2007	Expense	Cash Reduction	Foreign Currency Translation	Balance at September 27, 2008
Severance and benefit costs	$-	$5,346	$(480)	$(13)	$4,853
Facility lease costs	-	2,283	-	-	2,283
Accrued restructuring charges	$-	$7,629	$(480)	$(13)	$7,136

In October 2008, the Company announced a further workforce reduction which was completed in the fourth quarter of 2008.  Associates terminated under the October workforce reduction were offered similar benefits as the workforce reduction announced in June 2008.  The Company recognized a pre-tax restructuring charge of $1.6 million in the fourth quarter of 2008 associated with the October workforce reduction.

I.           Commitments and Contingencies

From time to time, the Company has been involved in various legal proceedings.  The Company believes these are routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

The Company does not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the Company’s cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  During the nine months ended September 27, 2008, the Company provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

J.           Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  In February 2008, the FASB issued Financial Statement Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-3”), which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of FASB Statement No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. The Company implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and elected to defer the adoption of SFAS 157 for non-financial assets and liabilities until the beginning of its fiscal year 2009 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that adopting SFAS 157 for non-financial assets and liabilities will have to its consolidated financial position and results of operations.  The major categories of non-financial assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS 157, are as follows: restructuring liabilities and reporting units measured at fair value in the first step of the Company’s goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, Goodwill and Other Intangible Assets. This staff position will be effective for the Company at the beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

K.           Subsequent Events

In October 2008 the Company announced a second workforce reduction in response to the downturn in the economy since the second half of 2007.  This workforce reduction was completed in 2008.  Associates terminated under this announced workforce reduction were offered certain benefits including severance, outplacement services and health insurance.  The Company recognized a pre-tax restructuring charge for severance and benefits of $1.6 million in the fourth quarter of 2008 related to this planned workforce reductions, which will be payable through March 2010.  The Company will not incur expenses after March 2010 associated with this workforce reduction.

On November 12, 2008, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders to refrain from exercising their default related rights and remedies under the senior credit facility.  Since November 12, 2008, Simmons Bedding entered into another forbearance agreement with a majority of its senior lenders on December 10, 2008 and amended that forbearance agreement on March 25, 2009 and May 27, 2009 to, among other things, extend the forbearance period initially contemplated under the original agreement.  The last amendment on May 27, 2009 extended the forbearance period through June 30, 2009 and, upon meeting certain conditions, July 31, 2009.

On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding has subsequently entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with a majority of its noteholders, whereby such noteholders extended their forbearance periods through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain additional conditions, a further extension to July 31, 2009.

As a condition to the forbearance agreement with the senior lenders, the Company initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by the Company’s board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring its debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments due under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  Simmons Bedding, Holdings, and Simmons Holdco would not have the ability to repay any amounts accelerated under their various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates or its assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s annual goodwill and indefinite-lived intangible assets impairment testing and the lowering of its projected future operating results in the fourth quarter of 2008 due to deterioration of consumer spending and increased material costs, the Company recognized in the fourth quarter of 2008 goodwill impairment charges related to its Domestic and Canada reporting units of $294.0 million and $9.9 million, respectively, and trademark impairment charges related to its Domestic and Canada reporting units of $225.8 million and $17.9 million, respectively.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

L.           Guarantor / Non-Guarantor Statements

Simmons Bedding’s Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  None of Simmons Bedding’s direct or indirect subsidiaries located in U.S. territories or outside of the United States guarantee the Subordinated Notes (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(27,781)	$273,185	$37,169	$(3,935)	$278,638
Cost of products sold	-	1,057	151,392	29,693	(3,935)	178,207
Gross profit	-	(28,838)	121,793	7,476	-	100,431

Operating expenses:
Selling, general and administrative expenses	-	55,184	26,418	11,695	-	93,297
Amortization of intangibles	-	740	600	241	-	1,581
Intercompany fees	-	(85,512)	84,586	926	-	-
Licensing revenues	-	(341)	(1,389)	(180)	-	(1,910)
	-	(29,929)	110,215	12,682	-	92,968

Operating income	-	1,091	11,578	(5,206)	-	7,463

Interest expense, net	5,925	9,930	193	1,925	-	17,973
Income from subsidiaries	(907)	14,342	-	-	(13,435)	-
Income (loss) before income taxes	(6,832)	5,503	11,385	(7,131)	(13,435)	(10,510)
Income tax expense (benefit)	1,636	6,410	(9,727)	(361)	-	(2,042)
Net income (loss)	$(8,468)	$(907)	$21,112	$(6,770)	$(13,435)	$(8,468)

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(74,502)	$790,147	$111,698	$(4,141)	$823,202
Cost of products sold	-	2,668	428,902	84,458	(4,141)	511,887
Gross profit	-	(77,170)	361,245	27,240	-	311,315

Operating expenses:
Selling, general and administrative expenses	-	166,929	71,320	26,158	-	264,407
Amortization of intangibles	-	2,216	1,800	741	-	4,757
Intercompany fees	-	(247,394)	244,634	2,760	-	-
Licensing revenues	-	(1,123)	(5,213)	(602)	-	(6,938)
	-	(79,372)	312,541	29,057	-	262,226

Operating income	-	2,202	48,704	(1,817)	-	49,089

Interest expense, net	17,261	29,437	587	5,990	-	53,275
Income from subsidiaries	10,842	42,159	-	-	(53,001)	-
Income (loss) before income taxes	(6,419)	14,924	48,117	(7,807)	(53,001)	(4,186)
Income tax expense (benefit)	(1,647)	4,082	(564)	(1,285)	-	586
Net income (loss)	$(4,772)	$10,842	$48,681	$(6,522)	$(53,001)	$(4,772)

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of September 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$48,212	$2,800	$12,513	$-	$63,525
Accounts receivable	-	-	105,935	28,201	(5,692)	128,444
Inventories	-	38	35,109	6,004	-	41,151
Other	2,680	13,259	11,162	3,010	-	30,111
Total current assets	2,680	61,509	155,006	49,728	(5,692)	263,231

Property, plant and equipment, net	-	24,666	45,090	22,456	-	92,212
Goodwill and other intangibles, net	-	69,118	959,741	104,969	-	1,133,828
Other assets	28,253	114,795	530	10,493	(133,129)	20,942
Net investment in and advances to (from) affiliates	352,524	918,298	293,262	(2,384)	(1,561,700)	-
Total assets	$383,457	$1,188,386	$1,453,629	$185,262	$(1,700,521)	$1,510,213

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$239,203	$730,700	$300	$213	$-	$970,416
Accounts payable and accrued liabilities	140	50,808	86,499	38,902	(20,712)	155,637
Total current liabilities	239,343	781,508	86,799	39,115	(20,712)	1,126,053

Long-term debt	-	7,730	12,501	83,024	(89,866)	13,389
Deferred income taxes	-	33,358	170,705	11,907	(28,243)	187,727
Other non-current liabilities	-	27,204	7,055	4,671	-	38,930
Total liabilities	239,343	849,800	277,060	138,717	(138,821)	1,366,099
Stockholder's equity	144,114	338,586	1,176,569	46,545	(1,561,700)	144,114
Total liabilities and stockholder's equity	$383,457	$1,188,386	$1,453,629	$185,262	$(1,700,521)	$1,510,213

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$-	$(31,859)	$47,683	$565	$-	$16,389
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(3,749)	(9,835)	(2,198)	-	(15,782)
Net cash used in investing activities	-	(3,749)	(9,835)	(2,198)	-	(15,782)
Cash flows from financing activities:
Borrowings on revolving loan	-	65,700	-	-	-	65,700
Payment of other long-term obligations	-	-	-	(406)	-	(406)
Dividends to Simmons Holdco, Inc.	(29,090)	-	-	-	-	(29,090)
Receipt from (distribution to) affiliates	29,090	9,879	(39,135)	166	-	-
Net cash provided by (used in) financing activities	-	75,579	(39,135)	(240)	-	36,204
Net effect of exchange rate changes	-	-	-	(806)	-	(806)
Change in cash and cash equivalents	-	39,971	(1,287)	(2,679)	-	36,005
Cash and cash equivalents:
Beginning of period	-	8,241	4,087	15,192	-	27,520
End of period	$-	$48,212	$2,800	$12,513	$-	$63,525

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

0BItem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 29, 2007 and December 27, 2008, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Reports on Form 10-K for fiscal years ended December 29, 2007 and December 27, 2008, and the unaudited interim financial statements included elsewhere in this report.

Business Overview

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  We have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2007, we derived approximately 89% of our net sales from our Domestic segment.

In the first six months of 2007, we re-engineered all of our products to be compliant with the CPSC’s new open flame resistance standard for the bedding industry that went into effect on July 1, 2007, and we rolled the newly compliant products out to our customers.  In the process, we incurred $6.4 million of one-time manufacturing costs related to the conversion and the roll out of new products, including inefficiencies that occurred as a result of disruption to our production processes.  Our re-engineered products have added flame-retardant materials which have increased the costs of our products.  Additionally, we incurred $19.0 million of incremental selling costs (floor sample discounts, marketing materials, etc.) in the first nine months of 2007 in comparison to the first nine months of 2008 related to the 2007 roll out of our new products to our customers.

In the third quarter of 2008, our Domestic segment conventional bedding unit volume decreased 17.5% compared to the same period of 2007.  We attribute the volume decrease to an overall U.S. mattress industry downturn as a result of slowing consumer spending.

Our material costs continued to be impacted by the higher prices for steel and petroleum based products, which principally affects the cost of our foam, innerspring and foundation components.  During 2007 and 2008, the cost of these components remained elevated above historical averages.  Additionally, our distribution costs were negatively impacted by the rapid rise in diesel prices during these periods.  Due to the significant increase in inflation we experienced during the last half of 2007 and throughout 2008, we have taken steps to eliminate costs from our overall cost structure and have plans to further eliminate additional costs from our future cost structure to help offset the inflation.  In 2008, we completed two salaried workforce reductions initiated in June and October and closed two conventional bedding manufacturing facilities located in Mableton, Georgia and Bramalea, Ontario.  In September 2008, our Chairman and Chief Executive Officer, Charles R. Eitel, resigned and his duties were assumed by Stephen G. Fendrich, our President and Chief Operating Officer, and our Executive Committee of our Board of Directors.  Mr. Eitel assumed the position of Vice Chairman of the Board of Directors. As a result of these actions, we incurred pre-tax restructuring charges associated with severance and fringe benefits and lease facility costs totaling $7.6 million through September 2008 and incurred an additional $2.6 million in the fourth quarter of 2008.

In addition, to partially offset inflationary pressures, we implemented a price increase for our Domestic innerspring products that targets retail price points above $1,000 and all foundations in November 2007 and implemented a price increase for our Domestic innerspring products that targets retail price points below $1,000 in March 2008.  In June 2008, we implemented a further price increase on our Beautyrest®, ComforPedic by SimmonsTM and Natural Care® products and foundations. These price increases in the aggregate raised our prices on average by 9.7%.

As of September 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through June 30, 2009 and, upon meeting certain conditions, a further extension to July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.  For further information regarding our debt covenant violations and related forbearance agreements, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	64.0%	59.8%	62.2%	60.4%
Gross margin	36.0%	40.2%	37.8%	39.6%

Operating expenses:
Selling, general and administrative expenses	31.5%	28.0%	31.2%	30.1%
Restructuring charges	2.0%	0.0%	0.9%	0.0%
Amortization of intangibles	0.6%	0.5%	0.6%	0.5%
Licensing revenues	-0.7%	-0.8%	-0.8%	-0.9%
	33.4%	27.7%	31.9%	29.7%

Operating income	2.7%	12.4%	6.0%	9.9%

Interest expense, net	6.5%	6.4%	6.5%	6.7%
Income (loss) before income taxes	-3.8%	6.0%	-0.5%	3.1%
Income tax expense (benefit)	-0.7%	2.0%	0.1%	1.1%
Net income (loss)	-3.0%	4.0%	-0.6%	2.1%

Quarter Ended September 27, 2008 as Compared to the Quarter Ended September 29, 2007

Net Sales.  Our consolidated net sales decreased $33.4 million, or 10.7%, to $278.6 million for the quarter ended September 27, 2008 compared to $312.0 million for the quarter ended September 29, 2007 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $31.7 million, or 11.3%, to $248.0 million (includes $3.9 million of intersegment net sales) for the quarter ended September 27, 2008 compared to $279.7 million (includes $0.1 million of intersegment net sales) during the same period of 2007.  Excluding intersegment sales, our Domestic segment net sales declined 12.7% for the quarter ended September 27, 2008 primarily as a result of a decrease in our conventional bedding unit volume of 17.5%, or approximately $47.3 million, partially offset by an increase in our conventional bedding average unit selling price (“AUSP”) of 6.6%, or approximately $14.6 million, compared to the same period of 2007.  For the third quarter of 2008, International Sleep Products Association (“ISPA”) leading manufacturing sample reported a sales decline of 11.2%, due to a unit decline of 13.2%, which was offset by an increase in AUSP 2.4%.  The third quarter was the eleventh consecutive quarter the Company’s performance exceeded that of the reporting sample.  We believe our conventional bedding unit volume declined principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Our conventional bedding unit volume decrease was across all price points, but principally at retail price points below $1,000.  Our conventional bedding AUSP increased primarily due to (i) our product price increases implemented in November 2007, March 2008 and June 2008 and (ii) a shift in our product sales mix to our higher priced products.

Our Canada segment net sales increased $2.1 million, or 6.6%, to $34.6 million for the quarter ended September 27, 2008 compared to $32.5 million for the quarter ended September 29, 2007.  In local currency, our Canada segment net sales increased for the quarter ended September 27, 2008 by 4.4% compared to the same period of 2007.  The sales growth was due to an increase in conventional bedding unit volume of 7.8%, partially offset by a decline in conventional bedding AUSP of 1.6%.  Our Canada segment unit volume increased principally due to the success of our 2008 Canadian product line, introduced in the first quarter of 2008, and promotional pricing.  Our Canadian segment AUSP decreased principally due to promotional pricing and a shift in sales mix to lower priced products.  In September 2008, we implemented a price increase on our Canadian product lines.

Gross Profit.  Our consolidated gross profit decreased $24.8 million to $100.4 million (36.0% of consolidated net sales) for the quarter ended September 27, 2008 compared to $125.3 million (40.2% of consolidated net sales) for the quarter ended September 29, 2007.  Our Domestic segment gross profit decreased $21.4 million to $93.8 million (37.8% of Domestic segment net sales) for the quarter ended September 27, 2008 compared to $115.2 million (41.2% of Domestic segment net sales) for the quarter ended September 29, 2007.  Our Domestic segment gross margin decreased 3.4 percentage points principally due to an increase in our conventional bedding material and manufacturing cost per unit of 11.9% and 9.0%, respectively, for the quarter ended September 27, 2008 compared to the same period of 2007.  Our material cost per unit increased primarily due to inflation in the costs of raw materials, particularly in the prices of steel and foam, and a change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to our fixed manufacturing costs being absorbed by fewer units.

Our Canada gross profit decreased $3.4 million to $6.7 million (19.3% of Canada segment net sales) for the quarter ended September 27, 2008 compared to $10.1 million (31.1% of Canada segment net sales) for the quarter ended September 29, 2007.  Our Canada segment gross margin decreased 11.8 percentage points due primarily to (i) the purchasing of product from the Domestic segment following the closure of the Bramalea facility at a higher cost than to produce the product; (ii) inflation in material costs; and (iii) manufacturing inefficiencies related to the new product line introduced in January 2008.

    Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $0.4 million for the quarter ended September 27, 2008 to $87.8 million (31.5% of consolidated net sales) compared to $87.4 million (28.0% of consolidated net sales) for the quarter ended September 29, 2007.  Our Domestic segment SG&A decreased $1.8 million to $79.3 million (32.0% of Domestic segment net sales) for the quarter ended September 27, 2008 from $81.1 million (29.0% of Domestic segment net sales) for the quarter ended September 29, 2007.  Our Domestic segment SG&A for the quarter ended September 27, 2008 compared to the same period of 2007 decreased principally due to lower fixed selling and brand development expenses of $4.3 million principally due to cost savings initiatives in 2008 and our shipping floor samples related to the new ComforPedic by SimmonsTM product line in the third quarter of 2007, but not introducing any new significant product line in the third quarter of 2008.  In addition, for the quarter ended September 27, 2008 compared to the same period of 2007, we had lower (i) consulting and professional fees of $1.7 million due to cost savings initiatives and (ii) volume variable selling and distribution expenses of $0.8 million due principally to lower sales volumes.  Partially offsetting these decreases for the quarter ended September 27, 2008 compared to the same period of 2007, we had (i) higher bad debt expense of $3.8 million principally as a result of Mattress Discounters Corp. filing for reorganization under Chapter 11 of the Bankruptcy Code; (ii) a one-time retiree healthcare plan curtailment loss of $1.5 million associated with the closure of the Atlanta, Georgia facility in September 2008; (iii) higher depreciation expense of $0.5 million due principally to our enterprise resource planning (“ERP”) system being fully implemented during the third quarter of 2008, but not being fully implemented during the third quarter of 2007; and (iv) higher salaries and fringe benefits of $0.4 million principally due to salary increases over the prior year, partially offset by lower bonus expense.

Our Canada segment SG&A increased $2.2 million to $8.6 million (24.8% of Canada segment net sales) for the quarter ended September 27, 2008 from $6.4 million (19.6% of Canada segment net sales) for the quarter ended September 29, 2007.  Our Canada segment SG&A increased principally due to a pension curtailment and contractual termination benefits charge of $1.7 million incurred in connection with the closure of the Bramalea facility in September 2008.  Additionally, our Canada segment SG&A increased as a result of higher distribution expense as a result of improved sales volumes, increased diesel fuel costs and more miles driven following the shift of Bramalea production to other manufacturing facilities.

Restructuring Charges. For the quarter ended September 27, 2008, we recognized pretax restructuring costs of $5.5 million.  No such costs were recognized for 2007.  The restructuring charges primarily relate to (i) severance, benefits and lease facility costs associated with the closure of our Mableton, Georgia and Bramalea, Ontario, Canada manufacturing facilities and (ii) severance and benefits costs associated with the resignation of our former chief executive officer.

Amortization of Intangibles.  For each of the quarters ended September 27, 2008 and September 29, 2007, amortization of intangibles was $1.6 million.

Licensing Revenues.  For the quarter ended September 27, 2008, licensing revenues decreased $0.6 million to $1.9 million from $2.5 million for the quarter ended September 29, 2007.  The decrease in licensing revenues was attributable to a decline in our licensees’ net sales due to slowing consumer spending.

Interest Expense, Net.  For the quarter ended September 27, 2008, interest expense decreased $2.1 million to $18.0 million from $20.0 million for the quarter ended September 29, 2007.  The decreased interest expense for the quarter ended September 27, 2008 was primarily due to lower LIBOR base rates on our senior credit facility, partially offset by higher average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $0.8 million to $6.4 million for the quarter ended September 27, 2008 compared to $5.6 million for the quarter ended September 29, 2007.

Income Taxes.  The effective income tax rate for the quarter ended September 27, 2008 of (19.4)% was less than the effective income tax rate of 34.1% for the quarter ended September 29, 2007.  The decrease in the effective income tax rate was principally due to a projected taxable loss for fiscal year 2008, partially offset by an increase in state income taxes.  Excluding the effect of discrete tax items, our effective income tax rates for the quarter ended September 27, 2008 and September 29, 2007 reflect our expected full year tax rate on reported income before income taxes of approximately 10% and 38%, respectively.  For the quarter ended September 27, 2008, we recognized a net discrete tax expense of $0.8 million principally as a result of a net increase in our uncertain tax positions and related penalties and interest.

Nine Months Ended September 27, 2008 as Compared to the Nine months Ended September 29, 2007

Net Sales.  Our consolidated net sales decreased $34.1 million, or 4.0%, to $823.2 million for the nine months ended September 27, 2008 compared to $857.3 million for the nine months ended September 29, 2007 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $40.9 million, or 5.4%, to $722.3 million (includes $4.1 million of intersegment net sales) for the nine months ended September 27, 2008 compared to $763.2 million (includes $0.6 million of intersegment net sales) during the same period of 2007. Excluding intersegment sales, our Domestic segment net sales declined 5.8% for the nine months ended September 27, 2008 primarily as a result of a decrease in our conventional bedding unit volume of 11.2%, or approximately $81.5 million, partially offset by an increase in our conventional bedding AUSP of 8.0%, or approximately $51.4 million, compared to the same period of 2007.  We believe our conventional bedding unit volume declined principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Additionally, our conventional bedding unit volume declined due to our net sales for the nine months ended September 29, 2007 including floor samples shipped prior to the new open flame resistance standard going into effect on July 1, 2007.  Our conventional bedding unit volume decrease for the nine months ended September 27, 2008 was principally at retail price points below $1,000.  Our conventional bedding AUSP increased primarily due to (i) our product price increases implemented in November 2007, March 2008 and June 2008 and (ii) a shift in our product sales mix to our higher priced products.

Our Canada segment net sales increased $10.4 million, or 11.0%, to $105.0 million for the nine months ended September 27, 2008 compared to $94.7 million for the nine months ended September 29, 2007.  In local currency, our Canada segment net sales increased for the nine months ended September 27, 2008 by 2.4% compared to the same period of 2007 due to an increase in conventional bedding unit volume of 8.1%, which was offset by a decline in conventional bedding AUSP of 3.6%.  Our Canada segment unit volume increased principally due to our new 2008 Canadian product line, introduced in January 2008, being more successful than the 2007 Canadian product line.  Our Canadian segment AUSP decreased principally due to promotional pricing and a shift in sales mix to lower priced products.

Gross Profit.  Our consolidated gross profit decreased $28.2 million to $311.3 million (37.8% of consolidated net sales) for the nine months ended September 27, 2008 compared to $339.6 million (39.6% of consolidated net sales) for the same period of 2007.  Our Domestic segment gross profit decreased $23.6 million to $286.2 million (39.6% of Domestic segment net sales) for the nine months ended September 27, 2008 compared to $309.8 million (40.6% of Domestic segment net sales) for the nine months ended September 29, 2007.  Our Domestic segment gross margin decreased 1.0 percentage points for the first nine months of 2008 compared to the same period of 2007 principally due to an increase in our conventional bedding material and manufacturing cost per unit of 10.4% and 2.0%, respectively.  Our material cost per unit increased primarily due to (i) the addition of flame retardant materials to meet the CPSC’s open flame resistance standard; (ii) inflation in the costs of raw materials, particularly in the prices of steel and foam; and (iii) a change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to our fixed manufacturing costs being absorbed by fewer units.

Our Canada gross profit decreased $4.7 million to $25.1 million (23.9% of Canada segment net sales) for the nine months ended September 27, 2008 compared to $29.8 million (31.5% of Canada segment net sales) for the nine months ended September 29, 2007.  Our Canada segment gross margins decreased 7.6 percentage points due primarily to (i) the purchasing of product from the Domestic segment following the closure of the Bramalea facility at a higher cost than to product the product; (ii) a shift in sales mix to products with lower gross margin; and (iii) manufacturing inefficiencies related to the new product line introduced in January 2008.

SG&A.  Our consolidated SG&A expense decreased $1.5 million for the nine months ended September 27, 2008 to $256.8 million (31.2% of consolidated net sales) compared to $258.3 million (30.1% of consolidated net sales) for the nine months ended September 29, 2007.  Our Domestic segment SG&A decreased $4.3 million to $235.2 million (32.6% of Domestic segment net sales) for the nine months ended September 27, 2008 from $239.6 million (31.4% of Domestic segment net sales) for the same period of 2007.  During the nine months ended September 29, 2007, our Domestic segment incurred significantly higher product roll out costs as a result of the introduction of our latest Beautyrest® product line in 2007.  As a result of not introducing a new Beautyrest® product line and other cost savings initiatives, our Domestic segment had $19.0 million less fixed selling and brand development expenses for the nine months ended September 27, 2008 compared to the same period of 2007.  Additionally, during the nine months ended September 27, 2008 compared to the same period of 2007, our Domestic segment had lower consulting and professional service fees of $3.1 million principally due to cost savings initiatives.  Partially offsetting these decreases, our Domestic segment for the nine months ended September 27, 2008 compared to the same period of 2007 had higher volume variable selling and distribution expenses of $11.9 million despite lower sales volumes principally due to a $12.1 million increase in co-operative advertising expense.  Our co-operative advertising expense increased due to a shift in our sales mix to customer and products with higher subsidies and more co-operative advertising costs being classified as a selling expense for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007.  Our Domestic SG&A for the nine months ended September 27, 2008 compared to the same period of 2007 also included an increase of (i) bad debt expense of $3.3 million principally as a result of the Mattress Discounters Corp. filing for reorganization under Chapter 11 of the Bankruptcy Code; (ii) salaries and fringe benefits of $2.3 million principally due to salary increases over the prior year, partially offset by lower bonus expense; and (iii) depreciation expense of $1.2 million due to the implementation of our ERP system.  Our SG&A for the nine months ended September 27, 2008 also included a one-time retiree healthcare plan curtailment loss of $1.5 million associated with the closure of the Atlanta, Georgia facility in September 2008.

Our Canada segment SG&A increased $2.8 million to $21.5 million (20.5% of Canada segment net sales) for the nine months ended September 27, 2008 from $18.7 million (19.8% of Canada segment net sales for the nine months ended September 29, 2007.  Our Canada segment SG&A increased due principally due to a pension curtailment and contractual termination benefits charge of $1.7 million incurred in connection with the closure of the Bramalea facility in September 2008.  In addition, our Canada segment SG&A increased due to higher distribution expense as a result of improved sales volumes, increased diesel fuel costs and more miles driven following the shift of Bramalea production to other manufacturing facilities.

Restructuring Charges. For the nine months ended September 27, 2008, we recognized pretax restructuring costs of $7.6 million.  No such costs were recognized for 2007.  The restructuring charges primarily relate to (i) severance and benefits in connection with our salaried workforce reduction announced in June and completed in the third quarter of 2008 in response to the downturn in the economy since the second half of 2007; (ii) severance, benefits and lease facility costs associated with the closure of our Mableton, Georgia and Bramalea, Ontario, Canada manufacturing facilities announced and completed in September 2008; and (iii) severance and benefits costs associated with the resignation of our former chief executive officer in September 2008.

Amortization of Intangibles.  Amortization of intangibles increased $0.2 million to $4.8 million from $4.6 million for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007.

Licensing Revenues.  For the nine months ended September 27, 2008, licensing revenues decreased $0.9 million to $6.9 million from $7.8 million for the nine months ended September 29, 2007.  The decrease in licensing revenues was primarily attributable to a decline in our licensees’ net sales due to slowing consumer spending.

Interest Expense, Net.  Interest expense decreased $4.4 million to $53.3 million for the nine months ended September 27, 2008 compared to $57.7 million for the nine months ended September 29, 2007.  The decreased interest expense for the nine months ended September 27, 2008 was primarily due to lower LIBOR base rates on our senior credit facility.  Our non-cash interest expense, which includes accretion of our senior discount notes and the amortization of deferred financing fees, increased $1.8 million to $18.6 million for the nine months ended September 27, 2008 compared to $16.8 million for the nine months ended September 29, 2007.

Income Taxes.   The effective income tax rate for the nine months ended September 27, 2008 of (14.0) % was less than the effective income tax rate of 34.0% for the nine months ended September 29, 2007.  The decrease in the effective income tax rate was due to a projected taxable loss for fiscal year 2008, partially offset by an increase in state income taxes.  Excluding the effect of discrete tax items, our effective income tax rates for the nine months ended September 27, 2008 and September 29, 2007 reflect our expected full year tax rate on reported income before income taxes of approximately 10% and 38%, respectively.  For the nine months ended September 27, 2008, we recognized a net discrete tax expense of $1.0 million principally as a result of a net increase in our uncertain tax positions and related penalties and interest.  For the nine months ended September 29, 2007, we recognized a net discrete tax benefit of $1.1 million principally related to a reduction in the tax rate utilized to calculate deferred state income taxes and provision to return true-up adjustments.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs have been (i) cash provided by operating activities of Simmons Bedding and its subsidiaries and (ii) borrowings available under Simmons Bedding’s senior credit facility.  Restrictive covenants in our debt agreements and forbearance agreements restrict our ability to pay cash dividends and make other distributions.  Our primary use of funds consists of payments for funding working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, distributions to service Simmons Holdco’s debt, and acquisitions.  As of September 27, 2008, we had $63.5 million of cash on hand and less than $0.1 million of availability to borrow under Simmons Bedding’s revolving loan facility.  As of May 2, 2009, we had $57.5 million of cash on hand.

As of September 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through June 30, 2009 and, upon meeting certain conditions, a further extension to July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods further as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.

There are substantial risks related to our liquidity.  For further information regarding these risks, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity.”

The following table summarizes our changes in cash (in millions):
	Nine Months Ended
	September 27,	September 29,
	2008	2007
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$16.4	$16.0
Investing activities	(15.8)	(31.3)
Financing activities	36.2	10.1
Effect of exchange rate changes on cash	(0.8)	1.7
Increase (decrease) in cash and cash equivalents	36.0	(3.5)
Cash and cash equivalents:
Beginning of period	27.5	20.8
End of period	$63.5	$17.3

Nine months Ended September 27, 2008 as Compared to Nine months Ended September 29, 2007

Cash flows provided by Operating Activities.  Our cash flows provided by operating activities increased $0.4 million for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007.  The increase in cash flow provided by operations resulted primarily from less working capital requirements for the nine months ended September 27, 2008 compared to the same period of 2007.  We had a working capital (excluding deferred debt issuance costs) use of cash of $21.3 million for the first nine months of 2008 compared to a working capital use of cash of $38.0 million for the first nine months of 2007.  The decrease in working capital requirements was principally due to a decrease in our net sales. Our working capital (excluding deferred debt issuance costs), as a percentage of net sales for the last twelve months, decreased to 3.0% as of September 27, 2008 compared to 4.1% as of September 29, 2007.

Cash flows used in Investing Activities.  For the nine months ended September 27, 2008, our cash flows used in investing activities of $15.8 million consisted of property, plant and equipment purchases.  For the nine months ended September 29, 2007 our cash flows used in investing activities of $31.3 million included $18.2 million of property, plant and equipment purchases and $13.1 million for the acquisition of certain assets of Comfor Products, Inc.

Cash flows provided by Financing Activities.  For the nine months ended September 27, 2008, our financing activities resulted in a $36.2 million source of cash as a result of $65.7 million of borrowings under our revolving credit facility, partially offset by dividend payments of $29.1 million to Simmons Holdco for the payment of interest on Simmons Holdco’s Toggle Loan.  For the nine months ended September 29, 2007, our financing activities resulted in a $10.1 million source of cash due to borrowings under our revolving credit facility, partially offset by a dividend to Simmons Holdco, Inc.

Debt

As of September 27, 2008, our debt outstanding was $983.8 million compared to $901.5 million as of December 29, 2007.  Our outstanding debt was primarily our senior credit facility, Subordinated Notes and Discount Notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of September 27, 2008, under the revolving loan facility, Simmons Bedding had $65.7 million of borrowings and $9.3 million that was reserved for its reimbursement obligations with respect to outstanding letters of credit.  Simmons Bedding incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flow (as defined in the senior credit facility) from each fiscal year.  Simmons Bedding was not required to prepay a portion of the tranche D term loan in fiscal year 2008.

The senior credit facility bears interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of September 27, 2008 for the tranche D term loan was 5.4%.  The senior credit facility is guaranteed by THL-SC Bedding Company and all of Simmons Bedding’s material domestic subsidiaries.  Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as we interpreted the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

The financial covenants are as follows:

1)  A minimum cash interest coverage ratio, with compliance levels ranging fromcash interest coverage of no less than 2.75:1.00 for September 27, 2008 throughDecember 27, 2008 and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)  A maximum leverage ratio, with compliance levels ranging from total leverage ofno greater than 4.50:1.00 for September 27, 2008 through December 27, 2008 and4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

As of September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things, forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances. Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009 and (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreement, the “Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009.

During the forbearance period, the senior lenders will provide no additional loans or financial accommodation to Simmons Bedding except for the issuance, renewal, extension or replacement of letters of credit and revolving loans provided in certain limited circumstances related to the letters of credit as set forth in the forbearance agreements.  In addition, Simmons Bedding will not be permitted to, directly or indirectly, incur indebtedness or liens, make investments or restricted junior payments, or consummate any asset sales, except in the ordinary course of business, during the forbearance period.

During the forbearance period under the First Forbearance Agreement, the applicable margin on the revolving loans and tranche D term loans increased 2.0% per annum above the rate otherwise applicable.  The Second Forbearance Agreement amended the senior credit facility to, among other things:
-	Increase the applicable margin for both the revolving loans and the tranche D term loans to either Base Rate plus 5.285% per annum or Eurodollar Rate plus 6.285% per annum;
-	Establish a floor for the Base Rate and Eurodollar Rate of 3.25% and 4.25%, respectively, per annum at the earlier of the termination of the Second Forbearance Agreement or March 31, 2009;
-	Eliminate the 2% per annum penalty rate applicable to overdue payments of principal and interest; and
-	Make interest payable on the revolving loans and tranche D term loans as of the last business calendar day of each month.

The Second Forbearance Agreement also required Simmons Bedding to enter into deposit account control agreements with respect to all its bank accounts, with certain exceptions.  The Second Forbearance Agreement included certain covenants including:
-
Minimum liquidity requirements whereby Simmons Bedding will maintain a daily cash balance of not less than $2.5 million for any two consecutive business days and an average daily cash balance of not less than $7.5 million for any five consecutive business days;

-	Provide a long-term business plan to the senior lenders by January 7, 2009;
-	Commence a process to solicit new debt and/or equity investment by January 9, 2009;
-	Provide a potential restructuring proposal to the senior lenders by January 26, 2009; and
-	Increased financial reporting requirements

The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things, increase the applicable margin for both revolving loans and tranche D term loans to either Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met requirements, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders before April 17, 2009.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million, of which $1.3 million were paid in 2009, and expensed the third party fees associated with the forbearance agreements.

Subordinated Notes

Simmons Bedding’s Subordinated Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15.  The Subordinated Notes mature on January 15, 2014 and are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

The Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

Simmons Bedding did not make a scheduled payment of $7.9 million of interest due on January 15, 2009 on the Subordinated Notes resulting in an event of default under the indenture governing the Subordinated Notes.  Such event of default enabled the holders of the Subordinated Notes to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and more than a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the indenture governing the Subordinated Notes (“Subordinated Forbearance Agreement”), pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In connection with the Subordinated Forbearance Agreement, Simmons Bedding agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009 and May 27, 2009, whereby a majority of the noteholders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the Subordinated Forbearance Agreement represent more than a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.  In consideration for their entry into the amendment to the Subordinated Forbearance Agreement, the noteholders party to the forbearance agreement received an amendment fee equal to 0.5% of the aggregate outstanding amount of such holder’s Subordinated Notes.

The indenture for the Subordinated Notes requires Simmons Bedding  to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

Discount Notes

Our Discount Notes, with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest accrues on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  Our ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.  Simmons Bedding is prohibited from making certain distributions under the forbearance agreements.

The Discount Notes are redeemable at the our option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

If any of the Discount Notes are outstanding on June 15, 2010, we are obligated to redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter our obligation to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions prior to June 15, 2010, we would be obligated to make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Pursuant to the reporting covenants contained in the indentures governing Discount Notes, we agreed to furnish its holders of the Discount Notes all quarterly and annual reports that would be required to be filed with the SEC if we were required to file such reports.  We failed to file our Financial Reports with the SEC resulting in the Company’s non-compliance with the reporting covenants.  The Company has 60 days after receiving notice from the lenders to cure the non-compliance by providing such information to the lenders.  If the Company was unable to cure the non-compliance, there would be an event of default under the indenture governing the Discount Notes.

On April 14, 2009, we received a notice sent on behalf of holders of the Discount Notes, purporting to own more than 25% of the $269.0 million principal amount of the outstanding Discount Notes, pursuant to which such holders have notified us that our failure to furnish to the holders of the Discount Notes (i) a Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008 and (ii) an Annual Report on Form 10-K for the fiscal year ended December 27, 2008, each as required under the indenture governing the Discount Notes, constitutes defaults thereunder.  With the filing of this Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008 and Annual Report on Form 10-K for the fiscal year ending December 27, 2008, we have cured these defaults.  We have not received notice of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If we receive such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Discount Notes.

Toggle Loan

We do not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of our existing and future liabilities. Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on our cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in our financial statements.  During the nine months ended September 27, 2008, the Company provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits us from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Seasonality/Other

Our third quarter sales are typically higher than sales for our other fiscal quarters.  We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.  For the last five years, third quarter sales have represented on average 27% of our consolidated net sales.

Accounting Pronouncements

See Note J in the Notes to our Unaudited Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this report speak only as of the date of this report.  These forward-looking statements are expressed in good faith and Simmons believes there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Simmons’s expectations.  These factors include, but are not limited to: (i) competitive pressures in the bedding industry; (ii) general economic and industry conditions; (iii) the success of our new products and the future costs to roll out such products; (iv) legal and regulatory requirements; (v) interest rate and credit market risks; (vi) compliance with covenants in, and any defaults under, our debt agreements or instruments; (vii) our ability to comply with the terms of the forbearance agreements, including meeting restructuring milestones, obtain further extensions to the forbearance periods or to develop and implement an organized financial restructuring on acceptable terms, on a timely basis or at all, as well as compliance by the lenders and note holders with the terms of the forbearance agreements; (viii) increased cost of credit and associated fees resulting from the forbearance extensions and any waiver or modification of the senior credit facility by the lenders or any waiver or modification of the Subordinated Notes or other indebtedness; (ix) Simmons being required to immediately repay all amounts outstanding under the senior credit facility resulting from the noncompliance with the covenants which could in turn result in a default under the indebtedness of Simmons as well as Simmons Holdco’s indebtedness; (x) our relationships with and viability of its suppliers; (xi) fluctuations in our costs of raw materials and energy prices; (xii) our relationship with and viability of significant customers and licensees; (xiii) our ability to increase prices on our products and the effect of these price increases on its unit sales; (xiv) an increase in our return rates and warranty claims; (xv) our labor relations; (xvi) encroachments on our intellectual property; (xvii) our product liability claims; (xviii) our level of indebtedness; (xix) foreign currency exchange rate risks; (xx) our future acquisitions; (xxi) our ability to achieve the expected benefits from any personnel realignments; (xxii) higher bad debt expense as a result of increased customer bankruptcies due to instability in the economy and slowing consumer spending; (xxiii) our ability to maintain sufficient liquidity to operate its business; and (xxiv) other risks and factors identified from time to time in our reports filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information relative to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in Item 7A of our Annual Reports on Form 10-K for the fiscal years ended December 29, 2007 and December 27, 2008.

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

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of the Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used as economic hedges against the earnings effects of such fluctuations.  The potential loss in fair value on forward contracts outstanding as of September 27, 2008, resulting from a hypothetical 10% adverse change in the Canadian dollar against the U.S. dollar, is approximately $0.2 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the forward contracts.  As of September 27, 2008, we had forward contracts to sell a total of $2.1 million Canadian dollars with expiration dates ranging from September 29, 2008 to November 28, 2008.  As of September 27, 2008, the fair value of our forward contracts was less than $0.1 million Canadian dollars.  We do not apply hedge accounting to our forward contracts; therefore, contracts are marked-to-market as of each reporting date through earnings.

Interest Rate Risk

We are exposed to market risks from changes in interest rates.  Our senior credit facility and certain of our other debt instruments are floating rate debt.  We currently do not have a hedging program in place to manage fluctuations in long-term interest rates.

On September 27, 2008, we had floating rate debt of $534.9 million.  Through the use of extended Eurodollar contracts under the senior credit facility, we have set the interest rate for $465 million of our floating rate date.  Such Eurodollar contracts expire over various periods from September 29, 2008 through February 28, 2009.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt, as partially fixed through the use of Eurodollar contracts, would impact our annual interest expense by $2.2 million.

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

Item 4T.  Internal Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer (“President”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the President and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 27, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 of Note I to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Reports on Form 10-K for the years ended December 29, 2007 and December 27, 2008, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.

Risks Related to Our Liquidity and Restructuring

We are not in compliance with certain covenants under the senior credit facility and the indenture governing the Subordinated Notes, and as a result we have entered into related forbearance agreements.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance period as needed to complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated, which could lead to a bankruptcy filing.  A bankruptcy filing would subject our business and operations to certain risks and have a negative effect on the value of our debt.

Simmons Bedding’s senior credit facility requires us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests.  At September 27, 2008, December 27, 2008 and March 28, 2009, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Senior Credit Facility.”  As a result, as of November 12, 2008, Simmons Bedding has operated under a forbearance agreement with its senior lenders.  Pursuant to the forbearance agreement, the senior lenders agreed to, among other things, forbear from exercising their default related rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.  We have incurred fees and expenses in connection with this forbearance agreement and related amendments.  In addition, we have entered into deposit account control agreements with our senior lenders that may limit our access to cash held in such accounts in the case of an event of default under the senior credit facility.

On January 15, 2009, Simmons Bedding did not make the scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Subordinated Notes.”  On February 4, 2009, Simmons Bedding and the holders of more than a majority of the outstanding Subordinated Notes entered into a forbearance agreement, pursuant to which such holders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009, whereby such holders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain additional conditions, a further extension to July 31, 2009.  Pursuant to the terms of the forbearance agreement, such holders have agreed to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because such holders represent more than a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the other holders of the Subordinated Notes.  We have incurred fees and expenses in connection with this forbearance agreement and related amendments.

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance period as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.

Any bankruptcy by or against us or our affiliates would subject our business and operations to various risks, including (i) the incurrence of significant costs, including expenses for legal counsel and professional advisors, (ii) difficulty maintaining or increasing our sales, (iii) difficulty obtaining and maintaining relationships with dealers, suppliers and vendors, which may require us to pay them on a current cash basis, (iv) difficulty in maintaining our manufacturing operations, (v) difficulty in retaining and motivating key employees or recruiting new employees, (vi) difficulty in maintaining or obtaining sufficient financing to fund our operations and any reorganization plan and meet future obligations, (vii) potential defaults under our contractual obligations such as leases and (viii) the incurrence of cancellation of indebtedness income that is equal to or in excess of our accrued net operating losses and that could result in an increase in our cash tax payments and our effective tax rate and reduce our cash flows from operations.  In addition, we may not be able to successfully develop or consummate a plan of reorganization that is acceptable to the bankruptcy court and our creditors, investors and other stakeholders.  Any bankruptcy filing would adversely impact the ability of Simmons Bedding, THL-SC, Holdings or Simmons Holdco to repay their respective debt.  Any debt or equity holder of Simmons Bedding, Holdings or Simmons Holdco could suffer the loss of a significant part or all of its loan or investment as a result of a bankruptcy filing.

We and our affiliates currently have substantial indebtedness that we or our affiliates may be unable to extend, refinance or repay, and we are seeking to implement a restructuring.  Any restructuring could have a negative impact on our business and liquidity and investments in the debt and equity securities of Simmons Bedding, Holdings, and Simmons Holdco.  In addition, a restructuring may not be successful.  A restructuring or a failure to implement a restructuring could result in a bankruptcy filing, which would have a material adverse effect on our business, financial conditions, liquidity and operations, raise substantial doubt about our ability to continue as a going concern and effect the value of our debt.

We currently have a substantial amount of debt that we may be unable to extend, refinance or repay.  If we are unable to refinance or extend our debt, or such debt is accelerated due to our default because we are unable to comply with the terms of the forbearance agreements or otherwise, or if we are unable to extend the forbearance periods as needed to successfully complete a restructuring, our assets will not be sufficient to repay such debt in full, and our available cash flow will not be adequate to maintain our current operations.  A special committee of independent directors was formed by our board of directors to evaluate and oversee proposals for a restructuring and/or sale of Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the assets of Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which could likely occur pursuant to a pre-packaged, pre-arranged or voluntary filing of bankruptcy.  Such bankruptcy filing could have the material adverse impacts described above.  In addition, any restructuring may require us to obtain debtor-in-possession financing which may not be available in the amounts required, on acceptable terms, on a timely basis or at all.  Current credit market conditions could make it more difficult to obtain acceptable debtor-in-possession financing or to refinance our indebtedness as part of any restructuring.  If we are unable to obtain any requisite debtor-in-possession financing, we may not be able to successfully implement our restructuring.  There can be no assurance that we will be successful in implementing a restructuring.

Even if we are successful in implementing a restructuring, the terms of such restructuring could have a negative impact on our business and liquidity, including (i) limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service or refinancing or to fund operations, (ii) limiting our ability to use or prohibiting our use of any operating cash flow to pay dividends to service our or Simmons Holdco’s debt or fund our business, (iii) limiting our ability to capitalize on our business opportunities and react to competitive pressures and regulatory changes and (iv) limiting our ability or increasing the costs to refinance our debt.  In addition, if the restructuring and any related bankruptcy filing involves the sale of Simmons Bedding or its assets, we may not have any remaining operating assets to generate cash flow to repay the debt of Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates and the proceeds may not be sufficient to repay such debt in full, and, as a result, any debt or equity holder of Simmons Bedding, Simmons or Simmons Holdco could suffer the loss of a significant part or all of its loan or investment.

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements or extend the forbearance periods prior to a successful completion of a restructuring, our senior lenders and holders of Subordinated Notes will be entitled to accelerate their debt upon the termination of the forbearance agreements.  If there is an acceleration of payments under the senior credit facility, then Simmons Bedding would be in default under its Subordinated Notes, Holdings would be in default under its Discount Notes, and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

Our financial statements have been prepared assuming that we will continue as a going concern.  However, if we do not retain the necessary financing to meet our obligations and pay our liabilities when they come due or restructure our debt in a manner satisfactory to our lenders, it could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

The factors described in this Annual Report on Form 10-K, including in the footnotes to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  In addition, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 27, 2008.  No assurances can be made regarding our ability to satisfy our liquidity and working capital requirements, to obtain the necessary financing to meet our obligations and pay our liabilities when they come due or our ability to successfully complete a restructuring. Failure to successfully implement a restructuring on a timely basis or at all would result in depleting our available funds and not being able to pay our obligations when they become due and continue as a going concern.  Failure to satisfy such obligations and our other liquidity and working capital requirements could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

We have received a notice of defaults under the indenture governing the Discount Notes and we may receive additional notices under our debt obligations in the future.  If we are unable to cure these defaults under the Discount Notes, payment under our Discount Notes could be accelerated, and could result in further defaults under the senior credit facility and the Subordinated Notes, as well as a default under  the Toggle Loan or our other debt obligations.

On April 14, 2009, we received a notice sent on behalf of holders of the Discount Notes, purporting to own more than 25% of the $269.0 million principal amount of the outstanding Discount Notes, pursuant to which such holders have notified us that our failure to furnish to the holders of the Discount Notes (i) a Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and (ii) an Annual Report on Form 10-K for the fiscal year ended December 27, 2008, each as required under the indenture governing the Discount Notes, constitutes defaults thereunder.  Under the indenture governing the Discount Notes, we have until June 13, 2009 to cure these defaults.  In addition, having received the notice, if we fail to cure these defaults by June 13, 2009, the forbearance periods under both the forbearance agreements pertaining to the senior credit facility and the Subordinated Notes will terminate.  By the filing of this Annual Report on Form 10-K for fiscal year ended December 27, 2008 and the simultaneous filing of the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008, we have cured these defaults within the specified cure period.  We have not filed the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009, and we may receive further notices of default related to such failure or other defaults under the Discount Notes or the Toggle Loan.

If we are unable to cure these or any other defaults, payments under our debt obligations could be accelerated, and result in defaults under the senior credit facility, the Subordinated Notes, the Discount Notes, the Toggle Loan or our other debt obligations.  A default or an acceleration of payments under our debt obligations could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

The senior credit facility and the indentures related to our debt instruments contain various covenants which limit management’s discretion in the operation of our business.

The senior credit facility and the indentures related to the Subordinated Notes, the Discount Notes and the Toggle Loan and the existing forbearance agreements related to the senior credit facility and the Subordinated Notes contain various provisions which limit management’s discretion in managing our business by, among other things, restricting our ability to:

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

Even if we are able to refinance or extend our indebtedness or enter into a successful restructuring plan, our substantial indebtedness could still adversely affect our financial health and reduce the cash available to support our business and operations.

On a consolidated basis, we are currently highly leveraged.  As of December 27, 2008, we had $988.2 million of total indebtedness outstanding and less than $0.1 million available on our revolving loan under our senior credit facility.  Even if we are able to successfully complete a restructuring, we may still maintain some indebtedness.  Any indebtedness could have important consequences.  For example, it could:

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

In addition, we may be able to incur additional indebtedness in the future.  If new debt is added, the related risks described above could intensify.

Each of Holdings and Simmons Holdco is a holding company with no operations.  Each of Holdings and Simmons Holdco may not have access to the cash flow and other assets of its subsidiaries that may be needed to make payments on its respective debt obligations.

Holdings is a holding company that conducts no operations.  Its primary assets are deferred financing fees and the capital stock of THL-SC, which in turn is a holding company that conducts no operations and the only assets of which are the capital stock of Simmons Bedding.  Simmons Holdco is our parent company and it has no material assets other than its ownership of our capital stock.  Operations are conducted through Simmons Bedding and its subsidiaries, and Holdings’ ability to make payments on the Discount Notes and Simmons Holdco’s ability to make payments on the Toggle Loan are solely dependent on the earnings and distribution of funds from Simmons Bedding and its subsidiaries through loans, dividends or otherwise.  However, none of Holdings’ or Simmons Holdco’s subsidiaries is obligated to make capital contributions, dividends, loans or other payments available to it for payment on the Discount Notes or the Toggle Loan.  The terms of the senior credit facility and the forbearance agreements significantly restrict Simmons Bedding from paying dividends and otherwise transferring assets to Holdings or to Simmons Holdco, except for administrative, legal and accounting services.  Further, the Subordinated Notes significantly restrict Simmons Bedding and its subsidiaries from paying dividends to Holdings or to Simmons Holdco and otherwise transferring assets to Holdings or to Simmons Holdco.  Given the restrictions in Simmons Bedding’s existing debt instruments, we currently anticipate that, in order to pay interest on or the principal amount at maturity of the Discount Notes or Toggle Loan, we would be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling our equity securities or the equity securities or assets of Simmons Bedding, or seeking capital contributions or loans from our affiliates.  There can be no assurance that any of the foregoing actions could be effected as part of the restructuring on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay interest on or the principal amount of the Discount Notes or Toggle Loan, or that any of such actions would be permitted by the terms of any other debt instruments of ours or our subsidiaries then in effect.  In addition, it is likely that any restructuring that we would implement would not enable us to make any further payments on the Discount Notes or Toggle Loan, and as a result, any equity or debt holder of Simmons Bedding, Holdings or Simmons Holdco could suffer the loss of a significant part or all of its loan or investment.

The actions of Simmons Holdco’s controlling stockholder could conflict with the interests of the holders of our debt.

Simmons Holdco’s stockholders include affiliates of THL, affiliates of Fenway Partners and certain members of our management and directors.  As of December 27, 2008, affiliates of THL owned 71.1% of all voting stock.  THL has the ability to elect all of the members of our board of directors, subject to certain voting agreements under our stockholders’ agreement, appoint new management and approve any action requiring the approval of our stockholders.  The directors have the corporate authority, subject to any restrictions under our debt and forbearance agreements, to make decisions affecting our capital structure, including the issuance of additional indebtedness, the terms of any restructuring and the declaration of dividends. In February 2007, Simmons Holdco borrowed $300.0 million under the Toggle Loan to distribute $278.3 million to certain of Holdings’ then existing stockholders.  In 2004, the net proceeds of the issuance of the $269.0 million aggregate amount of the Discount Notes were used to pay a dividend to stockholders.  In addition, transactions may be pursued that could enhance THL’s equity investment while involving risks to our interests or the interests of our investors.  In particular, these and other actions of Simmons Holdco’s controlling stockholder could negatively impact the debt or equity holders of Simmons Bedding, Holdings or Simmons Holdco.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense and reduce our cash available for operations.

We are subject to interest rate risk in connection with our variable rate indebtedness.  Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows.  Our annual interest expense on our floating rate indebtedness will increase by $0.5 million for each 1/8th percentage point increase in interest rates.

Risks Related to Our Business

Deteriorating economic conditions could negatively affect our revenues and profitability.

General U.S. and world economic conditions have weakened significantly, and we expect this weakness to continue in 2009.  The unemployment rate is expected to continue to rise, consumer confidence and spending, including spending on larger homes or second homes, has decreased dramatically and the stock market remains extremely volatile.  In addition, tightening credit markets and related interest rate increases for, and limitations on availability of, consumer credit could negatively impact consumer purchases of our mattresses.  Given these expected economic conditions, it will be more difficult for us to grow revenue and achieve profitability.  In the fourth quarter of 2008, we significantly lowered our projected future operating results for both our Domestic and Canada reporting units based on deterioration of consumer spending and increased material costs.  In addition, in an economic recession or under other adverse economic conditions, customers and vendors may be more likely to fail to meet contractual terms or their payment obligations.  Such failures will impact our cash flow and ability to repay our indebtedness.  A further decline in economic conditions may have continued material adverse effect on our business.

We operate in the highly competitive bedding industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The bedding industry is highly competitive.  There are approximately 550 bedding manufacturers in the U.S.  The top six manufacturers (including us) accounted for approximately 68% of the conventional bedding industry’s wholesale revenues in 2007 and the top 15 accounted for 81% of wholesale revenues, according to Furniture/Today, an industry publication.  The highly competitive nature of the bedding industry means we are continually subject to the potential loss of market share or the inability to gain market share, difficulty in raising prices, and margin reductions.  We may not be able to compete effectively in the future.  In addition, some of our principal competitors may be less highly-leveraged, have greater access to financial or other resources, have lower cost operations and/or be better able to withstand changing market conditions.

Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

Our products are and will continue to be subject to regulation in the U.S. and Canada by various federal, state, provincial and local regulatory authorities.  In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products.  Compliance with these regulations may negatively impact our business.  For example, the products manufactured, distributed and sold by the Company come within the scope of several provisions of the Consumer Product Safety Improvement Act of 2008 (“CPSIA”), which was signed into law on August 14, 2008.  CPSIA Section 102 requires that as of November 12, 2008, a Certificate of Compliance (“COC”) issued by the manufacturer accompany all products subject to regulation by the CPSC, that the COC be provided to all distributors and retailers to whom such regulated product is shipped, and that the COC be available for inspection upon request of the CPSC.  All of the products subject to regulation by the CPSC that we manufacture were accompanied by a COC in advance of the November 12, 2008 deadline, and we are able to produce the COCs upon request, in accordance with current federal law.  Further, CPSIA Section 101 establishes limitations on the levels of lead that may be present in certain products intended for use by children; similarly, CPSIA Section 108 regulates the levels of certain phthalates which may be present in certain products intended for use by children. Many of the juvenile products manufactured or distributed by us are subject to and comply with these regulations.  We are currently preparing to meet the requirements of CPSIA Section 104, which final rule is to be issued August 14, 2009.  CPSIA Section 104 will require registration of certain children’s products.  We will continue to monitor rulemaking by the CPSC and to work toward compliance with additional requirements of the CPSIA, particularly with respect to juvenile products sold by us, and expect to be in full compliance in advance of the respective effective dates.  We incurred and will continue to incur significant costs related to the new standards.  In addition, the CPSC and other regulatory agencies may also adopt new laws, rules and regulations relating to other standards.  Our product solutions will not necessarily meet all future standards.  Compliance with such new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.  Further, any bankruptcy filing by or against us could adversely affect our ability to comply with new laws, rules or regulations on a timely basis.

Legal and regulatory requirements may impose costs or charges on us that impair our business and reduce our profitability

Our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.  In addition, our operations are subject to federal, state, provincial and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations.  We may not be in complete compliance with all such requirements at all times.  Under various environmental laws, we may be held liable for the costs of remediation of releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal.  Such liability may be imposed without fault, and the amount of such liability could be material.  We are subject to investigation under various labor and employment laws and regulations by both governmental entities and employees and former employees.  Should liability be imposed as a result of such activity, particularly in the context of class or multi-plaintiff litigation, our profitability could be reduced.  Further, any bankruptcy filing by or against us or our affiliates would result in significant expense for legal counsel and professional advisors.

Our new product launches may not be successful, which could cause a decline in our market share and our level of profitability.

Each year we invest significant time and resources in research and development to improve our product offerings.  In addition, we incur increased costs in the near term associated with the introduction of new product lines, including training of our employees in new manufacturing, sales processes, and the production and placement of new floor samples for our customers.  We are subject to a number of risks inherent in new product introductions, including development delays, failure of new products to achieve anticipated levels of market acceptance, and costs associated with failed product introductions.  In addition, we have a limited ability to increase prices on existing products, and any failure of new product introductions may reduce our ability to sell our products at appropriate price levels.  Further, any bankruptcy filing by or against us or our affiliates could adversely affect our ability to improve our product offerings.

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

We rely on a relatively small number of suppliers and third-party providers, and if we experience difficulty with a major supplier or a major third-party provider, we may have difficulty finding alternative sources.  This could disrupt our business.

We purchase substantially all of our conventional bedding raw materials centrally to obtain volume discounts and achieve economies of scale.  We obtain a large percentage of our raw materials from a small number of suppliers.  For the year ended December 27, 2008, we purchased approximately 74% of our raw materials from ten suppliers.  As a result of the current economic climate, our suppliers have experienced and may in the future experience disruptions in their relationships with their suppliers, which disrupt their ability to provide us with requisite supplies and negatively impact our manufacturing.  Any future supply disruptions could adversely affect our ability to manufacture our products and sales.

We have supply agreements with several suppliers including L&P, Foamex, and National Standard Company.  However, there is no guarantee that we will be able to renew these agreements.  With the exception of certain products of L&P, Foamex and National Standard Company, we believe that we can readily replace our supply, if or when the need arises, within 90 days as we have already identified and use alternative resources.

L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry.  In 2008, we purchased approximately 30% of our raw materials from L&P.  To ensure an adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of certain spring components.  Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P.  National Standard Company is our exclusive supplier for the stranded wire used in our Advanced Pocketed Coil™ products.  Foamex is our exclusive supplier for NxG™ visco-foam used in all of our Comforpedic® and Beautyrest NxG™ products.

Because we may not be able to find alternative sources for some of these components on terms as favorable to us as we currently receive, or at all, our business, financial condition and results of operations could be impaired if we lose L&P, Foamex or National Standard Company as a supplier.  Further, if we do not reach committed levels of purchases, various additional payments could be required to be paid to L&P, and certain sales volume rebates or exclusivity to certain products could be lost.

Additionally, our domestic operations primarily utilize two third-party logistics providers which, in the aggregate, accounted for approximately 62% of our outbound wholesale shipments for the year ended December 27, 2008.

Any bankruptcy filing by or against us or our affiliates could adversely affect our ability to obtain new or maintain existing relationships with suppliers and third-party providers.  Any instability of, or change in our relationship with, these providers could materially disrupt our business.

We are subject to fluctuations in the cost and availability of raw materials, which could increase our costs or disrupt our production.

The major raw materials that we purchase for production are foam, wire, spring components, lumber, cotton, insulator pads, innersprings, foundation constructions, fabrics and roll goods consisting of fiber, ticking and non-wovens.  The price and availability of these raw materials, as well as the cost of fuel to transport our products to market, are subject to market conditions affecting supply and demand.  Our material costs continue to be impacted by the higher prices for steel and petroleum based products, which principally affects the cost of foam, innerspring and foundation components.  During 2007 and 2008, the cost of these components remained elevated above historical averages.  Further, the price of lumber we obtain from Canada has increased as a result of increased tariffs and may increase due to adverse fluctuations in exchange rates.  Additionally, during 2007 and 2008, our distribution costs were negatively impacted by the rapid rise in diesel prices.  Our financial condition and results of operations may be impaired by further increases in raw material and diesel costs to the extent we are unable to pass those higher costs on to our customers.  In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products, and our sales may decline.

Because we depend on our significant customers, a decrease or interruption in their business with us could reduce our sales and profits.

Our top five customers collectively accounted for approximately 26% of our bedding shipments for the year ended December 27, 2008.  Most of our customer arrangements are by purchase order or are terminable at will.  Several of our customer arrangements are governed by long-term supply agreements.  A substantial decrease or interruption in business from our significant customers could result in a reduction in net sales, an increase in bad debt expense or the loss of future business, any of which could impair our business, financial condition or results of operations.  Additionally, the expiration of a long-term supply agreement could result in the loss of future business, or the payment of additional amounts to secure a contract renewal or an increase in required advertising support, any of which could impair our business, financial condition or results of operations.  Further, if our customers seek bankruptcy protection, they could act to terminate all or a portion of their business with us, originate new business with our competitors and terminate or assign our long-term supply agreements, which could impair our results of operations.  Any loss of revenue from our major customers, including the non-payment or late payment of our invoices, could materially adversely affect our business, results of operations and financial condition.

Retailers may, and in the past some of our retailers did, consolidate, undergo restructurings or reorganizations, or realign their affiliations.  These events may result, and have temporarily resulted, in a decrease in the number of stores that carry or carried our products, an increase in the ownership concentration in the retail industry, and/or our being required to record significant bad debt expense.  Retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all, and could negatively impact our business, financial condition or results of operations.  Any bankruptcy by or against us or our affiliates could adversely affect our relationship with retailers, which could impair our business, financial condition or results of operations.

If our cost cutting measures are not successful, we may become less competitive.

A variety of factors could prevent us from achieving our goal of better aligning our product offerings and cost structure with customer needs in the current business environment through reducing our operating expenses and eliminating redundancies.  For example, our efforts to consolidate our plants could cause our other facilities to have to operate above optimal capacity and could increase distribution expenses.  If we receive unanticipated orders, these incremental volumes could be unprofitable due to the higher costs of operating above our optimal capacity.  In addition, we may not be able to sufficiently increase capacity to meet any increased demand.  As a result, we may not achieve our expected cost savings in the time anticipated, or at all.  In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose market share.

A change or deterioration in labor relations or the inability to renew our collective bargaining agreements could disrupt our business operations and increase our costs, which could negatively impact sales and decrease our profitability.

At eight of our 21 manufacturing facilities our employees (approximately 56% of our workforce) are represented by various labor unions with separate collective bargaining agreements.  Our collective bargaining agreements are typically negotiated for two- to five-year terms.  We may not be able to renew these contracts on a timely basis or on favorable terms.  It is possible that labor union efforts to organize employees at additional non-union facilities may be successful.  It is also possible that we may experience labor-related work stoppages in the future.  Any of these developments could disrupt our business operations or increase costs, which could negatively impact our sales and profitability.

The loss of the services of any member of our executive leadership team could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.

We depend on the continued services of our executive leadership team, including Stephen Fendrich, our President and Chief Operating Officer; Dominick Azevedo, our Executive Vice President – Sales; William Creekmuir, our Executive Vice President and Chief Financial Officer; Kristen McGuffey, our Executive Vice President and General Counsel; Timothy Oakhill, our Executive Vice President – Marketing and Licensing; and Kimberly Samon, our Executive Vice President – Human Resources.  The loss of any of our key officers could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.  We have non-compete agreements with our executive leadership team.  We do not carry key man insurance for any of our management executives.  Any bankruptcy filing by or against us or our affiliates could adversely affect our ability to retain and motivate our executive leadership team or other key employees.

Our international operations are subject to foreign exchange, tariff and tax risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Simmons products.

We currently conduct significant operations in Canada.  Our Canadian operations are subject to fluctuations in currency exchange rates, the potential imposition of trade restrictions, and tariff and other tax increases.  We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Simmons products.  Fluctuations in the currency exchange rate between the U.S. dollar and the Canadian dollar may affect our shareholders equity and our financial condition or results of operations.  In addition, as a result of a recent tax treaty between the United States and Canada, the withholding tax on transfers of cash from our Canadian operations to our U.S. operations has increased substantially which could impact our results of operations.

We have substantial funds held at few financial institutions that exceed the insurance coverage offered by the FDIC, the loss of which would have a severe negative affect on our operations and liquidity.

As of December 27, 2008, we had approximately $54.9 million held in accounts at few financial institutions in the United States, Canada and Puerto Rico.  Although the FDIC insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at these banks substantially exceeds the FDIC limit.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit.  Such a loss would have a severe negative effect on our operations and liquidity.

We have retirement plans that are currently under funded and we will be required to make cash payments to the plans, reducing the cash available for our business.

We have a registered combined non-contributory defined benefit and defined contribution pension plan for substantially all of the employees of Simmons Canada and a retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada.  As of December 27, 2008, the projected benefit obligation exceeded the fair value of the plan assets of the defined benefit segment of the pension plan (“Pension Plan”) by $2.9 million.  As of December 27, 2008, the fair value of the plan assets exceeded the projected benefit obligation of the RCA by $0.7 million.  We expect to make estimated minimum funding contributions totaling approximately $1.1 million in 2009 related to the Pension Plan.  No contributions are expected for the RCA in 2009.  We also have unfunded supplemental executive retirement plans (“SERP”) for certain former executives.  As of December 27, 2008, we had a liability of $3.1 million related to the SERP and anticipate making contributions to the SERP of $0.2 million in 2009.  If the performance of the assets in the Pension Plan do not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the Pension Plan could be higher than we expected.

If we are not able to protect or maintain our trademarks, patents, trade secrets and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, patents and other intellectual property.

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

To compete effectively with other companies, we must maintain the proprietary nature of our owned and licensed intellectual property and maintain our trade secrets, know-how and other proprietary materials.  Despite our efforts, we cannot eliminate the following risks:

    • it may be possible for others to circumvent our trademarks and service marks, patents and other rights;

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

    • we may be unable to protect our technological advantages when our patents expire; and

    • our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors and no longer provide protection for the related intellectual property.

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

Our return rates may not remain within our historical levels.  An increase in return rates could significantly impair our liquidity and profitability.  We also generally provide our customers with a limited warranty against manufacturing defects on our conventional innerspring and specialty bedding products of ten and 20 to 25 years, respectively.  Our juvenile bedding products generally have warranty periods ranging from five years to a lifetime.  The historical costs to us of honoring warranty claims have been within management’s expectations.  However, as we have released new products in recent years, many new products are fairly early in their product life cycles.  Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims.  However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing.  We have also experienced non-warranty returns for reasons generally related to order entry errors, shipping damage, and to accommodate customers.  If our warranty and non-warranty reserves are not adequate to cover future claims, their inadequacy could reduce our liquidity and profitability.

Additional terrorist attacks in the U.S. or against U.S. targets or actual or threats of war or the escalation of current hostilities involving the U.S. or its allies could negatively impact our business, financial condition or results of operations.

Additional terrorist attacks in the U.S. or against U.S. targets, or threats of war or the escalation of current hostilities involving the U.S. or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations, including, but not limited to, causing supply chain disruptions and decreased sales of our products.  These events could also cause an increase in oil or other commodity prices, which could adversely affect our raw materials or transportation costs. More generally, any of these events could cause consumer confidence and spending to decrease.  These events also could cause or act to prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our business, financial condition or results of operations.

An outbreak of swine flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to produce and deliver our products or may adversely impact consumer demand.

A significant outbreak of swine flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability, corporate support infrastructure or distribution system that could adversely impact our ability to produce and deliver products.  Similarly, such events could cause significant adverse impacts on consumer confidence and consumer demand generally.  Any of these occurrences could have a significant impact on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information
None
Item 6. Exhibits

10.1  General Release and Separation Agreement between Simmons and Charles R. Eitel

31.1 President Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

31.2 Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

32.1 Certification of President pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIMMONS COMPANY

By:	U/s/ William S. CreekmuirU
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	June 10, 2009