Form 10-K
period 2008-12-27
SIMMONS CO
filed 2009-06-10
CIK 1275211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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
Yes: [ ]             No: [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                    Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer: [ ]     Accelerated filer: [ ]     Non-accelerated filer: [X]  Smaller reporting company: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: [ ]             No: [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 27, 2008:  Not applicable

The number of shares of the registrant’s common stock outstanding as of June 10, 2009: 100
DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

As used within this report, the term “Holdings” refers only to Simmons Company, a Delaware corporation, the terms “Company,” “Simmons,” “we,” “our,” and “us” refer to Simmons Company and its subsidiaries, and the term “Simmons Bedding” refers to Simmons Bedding Company, a Delaware corporation, and its subsidiaries.  We refer to our parent company, Simmons Holdco, Inc., as "Simmons Holdco."  Holdings is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company (“THL-SC”), which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding.  All of Holdings’ business operations are conducted by Simmons Bedding.  Holdings was incorporated in 2003. We principally manufacture and sell adult-sized bedding products which we refer to as “conventional bedding products” throughout this report.

We are a voluntary filer with the Securities and Exchange Commission (“SEC”).  Copies of our quarterly reports on Form 10-Q and annual reports on Form 10-K along with other reports and information filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our information may also be obtained electronically by accessing the SEC’s web site at http://www.sec.gov.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

Founded in 1870, Simmons is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  The majority of our products are conventional innerspring mattresses and foundations that utilize our Pocketed Coil® and patented Advanced Pocketed Coil™ technologies and are marketed under our Beautyrest®, Beautyrest Black®, Beautyrest NxG™ and Beautyrest Studio™ brand names.  In addition, we manufacture and market open coil innerspring mattresses under our DeepSleep® and BeautySleep® brand names and specialty (non-innerspring) visco-elastic products that utilize a patented NxG™ Advanced Memory Foam under our ComforPedic by Simmons™ brand name and specialty products made from natural latex under our Natural Care®  brand names.  We manufacture, sell and distribute our premium branded bedding products principally to retail and hospitality customers throughout the U.S. and Canada.  Additionally, we license our intellectual property to international companies that manufacture and sell our premium branded bedding products throughout the world and to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, airbeds and other products.   We sell products through a diverse North American base of approximately 3,300 retailers, representing over 15,500 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

We believe that we are the industry leader in product innovation which helps drive unit sales and average unit selling price (“AUSP”) increases.  Over our almost 140-year history, we have developed numerous innovations, including the first mass-produced innerspring mattress, the Pocketed Coil® and patented Advanced Pocketed Coil™ innersprings, the “Murphy Bed,” the Hide-a-Bed® sofa and our patented “no flip” mattress.  We have proven research and development capabilities which we apply to design, develop, manufacture and market innovative sleep products that provide consumers with a better night’s sleep.

We operate 19 conventional bedding manufacturing facilities and two juvenile bedding manufacturing facilities strategically located throughout the U.S., Canada and Puerto Rico and, because we have national in-house manufacturing capabilities, we have the ability to service multi-state accounts, maintain consistent quality of products and leverage research and development activities.  Our just-in-time manufacturing capability enables us to manufacture and ship almost all orders to our retail customers within five business days of receiving their order and also minimizes our working capital requirements.

As of December 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility and was operating under a forbearance agreement with Simmons Bedding’s senior lenders.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its $200.0 million 7.875% senior subordinated notes (the “Subordinated Notes”) resulting in a default under the indenture governing the Subordinated Notes.  As a result, we entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through June 30, 2009 and, upon meeting certain conditions, a further extension to July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.  For further information regarding our debt covenant violations and related forbearance agreements please see Item 1A “Risk Factors – Risks Related to Our Liquidity” and Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

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

MERGER AND DISTRIBUTION TO SHAREHOLDERS

In February 2007, Holdings merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, a holding company.  Simmons Holdco was established to borrow $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund a distribution of $278.3 million to Holdings’ then existing class A stockholders (the transactions are collectively referred to as the “2007 Distribution”).  After the merger, the ownership structure of Simmons Holdco was identical to Holdings’ ownership structure prior to the merger.  As of December 27, 2008, Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), Fenway Partners Capital Fund II, L.P. and its affiliates (“Fenway”), and our management and directors held 71.1%, 8.4% and 20.5%, respectively, of Simmons Holdco’s voting stock, after giving effect to restricted stock and stock options issued to management and directors under our equity incentive plan.

OUR SEGMENTS

We have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  Both reportable segments manufacture, sell and distribute premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry.  We derived approximately 87.6% of our 2008 net sales from our Domestic segment.

INDUSTRY

We compete principally in the U.S. wholesale bedding industry, which generated sales of approximately $6.2 billion in 2008, according to the International Sleep Products Association (“ISPA”).  While there are over 550 conventional bedding manufacturers in the U.S. according to the U.S. Census Bureau, six companies (including Simmons) accounted for approximately 68% of the conventional bedding industry’s 2007 wholesale revenues and the top 15 accounted for approximately 81% of the conventional bedding industry’s 2007 wholesale revenues, according to Furniture/Today, a home furnishings industry publication.  The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.

The U.S. bedding industry has been historically characterized by growing unit demand, rising AUSP, stability in various economic environments, and minimal imports.  The compound annual growth rate of total conventional bedding industry sales has been approximately 5.2% over the last 20 years.  However, in 2008, the total conventional bedding industry sales declined 9.1%, the largest sales decrease since ISPA has been tracking the industry in the mid-1970s.

COMPETITION

We believe that we principally compete against our top competitors on the basis of product selection, brand recognition, product innovation, quality and customer service programs, including co-operative advertising, sales force training and marketing assistance.  We believe we compare favorably to our primary competitors in each of these areas.  In addition, only a few companies (including Simmons) have national, company-operated manufacturing and distribution capabilities.  According to Furniture/Today, we are the second largest bedding manufacturer in the U.S., with an estimated 15.7% share of the industry’s wholesale revenues for 2007.  In June 2009, Consolidated Bedding, Inc., the maker of Spring Air mattresses and the sixth largest bedding manufacturer in the United States in 2007 according to Furniture/Today, filed for Chapter 7 bankruptcy protection and ceased production.

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

Our mattress products are produced utilizing one or a combination of technologies and construction techniques, including Pocketed Coil® springs, patented Advanced Pocketed Coil™ springs, open coil innersprings, gel, latex, visco-elastic, and/or polyurethane foam.  The majority of our products are manufactured utilizing our Pocketed Coil® springs, which were originally developed by us in 1925.  The Pocketed Coil® springs are made of heavy gauge steel, pre-compressed, then placed in a durable, non-allergenic soft fabric encasements.  Pocketed Coil® springs work independently from each other to reduce motion across the sleep surface, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other.  This technology was upgraded with our patented Advanced Pocketed Coil™ spring technology, which was introduced in October 2003 and utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.

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

The Beautyrest® mattress, our flagship premium product featuring the Pocketed Coil® springs, has been our primary brand since we introduced the Pocketed Coil® spring in 1925 and we expect it to continue generating the majority of our sales.  In January 2007, we introduced a new Beautyrest® 2007 product line, which offers higher coil densities and improved comfort features.

In July 2006, we first introduced the Beautyrest Black® product line, which targets the $1,999 - $5,999 queen retail price points, and uses our exclusive and patented Advanced Pocketed Coil™ spring.  The Beautyrest Black® product line is targeted to those consumers seeking to indulge themselves with the ultimate in luxury with the very latest technologies.  In February 2009, we updated our Beautyrest Black® product line.

In January 2008, we first introduced the Beautyrest NxG™ product line, which targets the $1,999 - $3,499 queen retail price points, and combines the patented NxG™ Advanced Memory Foam with our Pocketed Coil® springs.  The Beautyrest NxG™ product line also features our patent pending EvenLoft™ design that utilizes a body contouring stretch knit fabric.

In July 2008, we first introduced the Beautyrest Studio™ product line, which targets the $499 - $799 queen retail price points, to provide a new lower price point entry into the Beautyrest® Pocketed Coil® spring technology.  The Beautyrest Studio™ line features a European low profile design along with soft knit fabrics.

Our DeepSleep® product line is targeted at the queen retail price points under $1,000 for the value conscious consumers.  The DeepSleep® product line is constructed utilizing durable open coil innersprings and soft fabrics. After June 2009, distribution of this product line will be replaced by our new BeautySleep® product line, which was introduced in February 2009.  The BeautySleep® product line, which targets the $399 - $799 queen retail price points, features open coil innersprings combined with foam encasement, soft knit fabrics, visco memory foam and BackGuard® support.  The BeautySleep® product line aggressively targets consumers who are seeking a well-recognized brand name product at velocity price points.

Our specialty bedding products include the ComforPedic by Simmons™ line, memory foam bedding line made with a patented NxG™ Advanced Memory Foam, and the Natural Care® line.  Our ComforPedic by Simmons™ product line retails at $1,799 - $4,999 queen retail price points.  Our environmentally-friendly Natural Care® product line contains natural rubber tree based latex plus soy enhanced based foam.  The Natural Care® product line retails at $1,099 - $4,999 queen retail price points.

Domestically, we also manufacture and sell Simmons® branded crib mattresses, featuring interlocking coil construction for support and comfort that is durable enough to last through the toddler years, and Simmons® branded juvenile soft good products, including items such as vinyl contour changing pads and terry covers, vinyl replacement pads, and other accessory items.

CUSTOMERS

Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the attractive retail margins associated with bedding products, have enabled us to establish a strong customer base for conventional bedding products throughout the U.S. and Canada and across major distribution channels, including furniture stores, specialty sleep shops, department stores and rental furniture stores. Additionally, we distribute domestically juvenile bedding products through mass merchandisers, furniture stores and specialty retailers.  We manufacture and supply bedding to over 15,500 outlets throughout North America, representing approximately 3,300 retail customers.

We also distribute branded products directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government.  Major hospitality accounts include Starwood Hotels & Resorts Worldwide, Inc. (“Starwood Hotels”), La Quinta Inns, Inc., Best Western International, Inc., Marriott International, Inc., Choices Hotels International, Inc. and Wyndham Worldwide Corporation.  In 1999, Starwood Hotels selected our Beautyrest® mattress as a product for their Heavenly Bed® program, which is included in the guest rooms of their Westin properties.

Our five largest customers accounted for approximately 26% of our product shipments for the year ended December 27, 2008 with no one customer representing more than 10% of product shipments for the year.

SALES, MARKETING AND ADVERTISING

Our revenue is principally generated through the wholesale distribution of conventional bedding products, including mattresses and foundations, to retailers.  Our sales are dependent on our ability to create brand loyalty for our products with the end consumer.  Our selling infrastructure provides retailers with coordinated marketing campaigns, as well as local support tailored to the competitive environments of each individual market.  Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers.  We believe that our focus on better sleep and our training of our sales associates and our customers’ retail sales associates differentiates us from our competitors.

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

PATENTS AND TRADEMARKS

We own many trademarks, including Simmons®, Beautyrest®, Beautyrest Black®, Beautyrest Studio™, ComforPedic®, ComforPedic by Simmons™, Natural Care®, BeautySleep®, Deep Sleep®, Pocketed Coil®, Advanced Pocketed Coil™ and NxG™, most of which are registered or applied for in the U.S. and in many foreign countries.  We protect portions of our manufacturing equipment and processes under both trade secret and patent law.  We possess several patents on the equipment and processes used to manufacture our Pocketed Coil® and Advanced Pocketed Coil™ springs and the duration of our patents range from 2009 through 2028.  We do not consider our overall success to be dependent upon any particular intellectual property rights.

LICENSING

During the late 1980’s and early 1990’s, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements.   We now license internationally (excluding Canada and Puerto Rico) the Simmons® and Beautyrest® trademarks, and many of our other trademarks, processes and patents to third-party manufacturers which produce and distribute Simmons® branded conventional bedding products within their designated territories. These licensing agreements allow us to reduce our exposure to political and economic risks abroad by minimizing investments in those markets. We have 16 foreign licensees and eight sub-licensees.  These foreign licensees have rights to sell Simmons-branded products in over 100 countries.

Additionally, the Company has ten domestic and Canadian third-party licensees.  Some of these licensees manufacture and distribute juvenile furniture and healthcare-related furniture, and non-bedding upholstered furniture. Additionally, the Company has licensed the Simmons® trademark and other trademarks, generally for limited terms, to manufacturers of occasional use airbeds, futons, comforters, pillows, mattress pads, sheets, blankets, and other products.

Licensing revenue is recorded as earned, based upon the sales of licensed products by our licensees.  For 2008, 2007 and 2006, the Company’s licensing agreements as a whole generated royalties and technology fees of approximately $9.5 million, $10.1 million and $8.7 million, respectively.

SUPPLIERS

We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts.  The major raw materials that we purchase are foam, wire, spring components, lumber, insulator pads, innersprings, foundation constructions, and fabrics and other roll goods consisting of fiber and non-wovens.  We obtain a large percentage of our required raw materials from a small number of suppliers.  For the year ended December 27, 2008, we bought approximately 74% of our raw material needs from ten suppliers.  We believe that supplier concentration is common in the bedding industry.

We have supply agreements with several suppliers including Leggett & Platt, Incorporated (“L&P”), Foamex L.P. (“Foamex”), and National Standard Company.  With the exception of certain products supplied by L&P, Foamex, and National Standard Company, we believe that we can readily replace supply, if or when the need arises, within 90 days as we have already identified and use alternative resources.

 L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry.  In 2008, we purchased approximately 30% of our raw materials from L&P.  To ensure an adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of certain spring components.  Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P.  We intend to negotiate a new agreement with L&P to extend the term.  National Standard Company is our exclusive supplier for the stranded wire used in our patented Advanced Pocketed Coil™ products.  Foamex is our exclusive supplier for NxG™ visco-foam used in our ComforPedic® and Beautyrest NxG™ products.

MANUFACTURING AND FACILITIES

We currently operate 21 manufacturing facilities, two of which only manufacture juvenile bedding, strategically located throughout the U.S., Canada and Puerto Rico.  We manufacture most conventional bedding to order and use “just-in-time” production techniques in our manufacturing processes to more efficiently serve our customers’ needs and to minimize our inventory carrying costs.  We generally schedule, produce and ship almost all of our conventional bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position.  Much of this research is performed at the Simmons Institute of Technology and Education (“SITE”), our 38,000 square foot research and education center in Atlanta, Georgia.  Our marketing and manufacturing departments work closely with our engineering staff at SITE to develop and test new products for marketability and durability.  Costs associated with the research and development of new products amounted to approximately $2.9 million, $2.8 million and $2.4 million for 2008, 2007 and 2006, respectively.

We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE.  At the same time, we work to ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development.

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

EMPLOYEES

As of December 27, 2008, we had approximately 2,800 full time employees.  Employees at eight of our 21 manufacturing facilities (approximately 56% of our workforce) are represented by various labor unions with separate collective bargaining agreements.  Our collective bargaining agreements are typically negotiated for two- to five-year terms.

We consider overall relations with our workforce to be satisfactory.  We have had no labor-related work stoppages in the United States in over 30 years.  In August 2008, the Simmons Canada unionized workforce at our Bramalea, Ontario manufacturing facility commenced a strike during labor negotiations.  We permanently closed the facility in September 2008.  As a result of the labor strike and subsequent facility closure, we shifted our manufacturing production to our other facilities.

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

REGULATORY MATTERS

As a manufacturer of bedding and related products, we use and retain on site small quantities of liquid cleaning materials and of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products that are used completely in the production process.  Among other state and federal statues, we are subject to the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, similar Canadian statutes and related state and provincial statutes and regulations.  Cleaning materials or lubricants used in the maintenance area are disposed of by licensed and permitted disposal companies and are in such quantities that do not exceed the very small generator threshold which does not require additional regulatory documentation.  All required disposal documentation is maintained at the manufacturing facilities.  We have made and will continue to make capital and other expenditures to comply with environmental requirements.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected.

As a result of our efforts to rectify environmental contamination at and in the vicinity of two former facilities in Jacksonville, Florida and Linden/Elizabeth, New Jersey, the current levels of contamination have been diminished to levels allowing for natural attenuation and monitoring as determined by the respective state environmental agencies.  Monitoring of the Jacksonville site will continue through at least 2009 on a quarterly basis and will be reevaluated in the fourth quarter of the year.  Monitoring at the Linden/Elizabeth site is anticipated to be ongoing.  While the current estimate of such liabilities is approximately $0.1 million, future liability for such matters is difficult to predict.

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

ITEM 1A.                      RISK FACTORS.

Our business, financial condition and liquidity, as well an investment in our and our affiliates’ securities, involve substantial risks and uncertainties, including those described below.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate offices are located at One Concourse Parkway, Atlanta, Georgia 30328. We also maintain corporate offices in Ontario, Canada for our Canadian operations and a research and development facility in Atlanta, Georgia.  The following table sets forth selected information regarding our manufacturing facilities as of December 27, 2008 (square footage in thousands):

	SQUARE
LOCATIONS	FOOTAGE	Title
United States
Agawam, Massachusetts (Springfield)	129.0	Leased
Aurora, Colorado (Denver)	129.0	Leased
Charlotte, North Carolina	175.0	Leased
Compton, California (Los Angeles)	223.4	Leased
DFW Airport, Texas (Dallas)	213.0	Leased
Fredericksburg, Virginia	128.5	Leased
Hazleton, Pennsylvania	214.8	Leased
Honolulu, Hawaii	63.3	Leased
Janesville, Wisconsin	290.2	Owned
Mableton, Georgia (Atlanta) (2)	148.3	Leased
Neenah, Wisconsin (1)	40.0	Leased
Salt Lake City, Utah	77.5	Leased
San Leandro, California	257.0	Leased
Shawnee Mission, Kansas (Kansas City)	130.0	Owned
Sumner, Washington (Seattle)	150.0	Leased
Tolleson, Arizona (Phoenix)	103.4	Leased
Waycross, Georgia	217.5	Owned
York, Pennsylvania (1)	29.0	Leased

Canada
Kirkland, Quebec	157.4	Leased
Bramalea, Ontario (2)	227.1	Leased
Calgary, Alberta	130.0	Owned
Delta, British Columbia	76.2	Leased

Puerto Rico
Trujillo Alto, Puerto Rico	50.0	Owned
	3,359.6

(1)  These facilities only manufacture juvenile products.
(2)  The Bramalea, Ontario and Mableton, Georgia facilities ceased production in August and September 2008, respectively.  The Mableton, Georgia facility lease expired on May 31, 2009 and the Bramalea, Ontario facility lease will expire on August 31, 2012.

We believe that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

In addition, as of December 27, 2008, we operated seven retail outlet stores through our World of Sleep subsidiary.  In the first quarter of 2009, we closed one of the retail outlet stores.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we have been involved in various legal proceedings.  In November 2008, three former employees filed a wrongful dismissal class action against our subsidiary, Simmons Canada Inc., on behalf of themselves and a proposed class comprised of the unionized former employees who were terminated as a result of our closure of our Bramalea, Ontario facility in September 2008.  We have entered into tentative settlement agreements with the plaintiffs, however, the agreement will not be final until certain conditions are met, including plaintiffs' obtaining leave of court to dismiss the case.  Based on the settlement agreements, we have recognized an expense which is included as restructuring charges on our 2008 consolidated statement of operations and comprehensive income.  With the exception of this matter, we believe that all current litigation is routine in nature, incidental to the conduct of our business and not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of our common equity.  As of December 27, 2008, there was one holder of record for our common stock.  As of December 27, 2008, there were 56 holders of record of class A common stock and 115 holders of record of class B common stock of Simmons Holdco, which owns 100% of our common stock.

During 2007, Simmons Holdco paid $278.3 million of merger consideration to then existing class A stockholders.  Any payment of future dividends or distributions and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our board of directors.  Our ability to pay dividends is restricted by the terms of the forbearance agreements, senior credit facility, Discount Notes and Subordinated Notes.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

Set forth below is our selected historical consolidated financial and other operating data.  We derived our historical statement of operations and balance sheet data for 2004, 2005, 2006, 2007 and 2008 from our audited consolidated financial statements.

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

	Year Ended
	Dec. 27,	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,
	2008	2007	2006	2005	2004
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Amounts in millions)
Statement of Operations Data:
Net sales	$1,028.7	$1,126.8	$961.6	$855.3	$869.9
Cost of goods sold (1)	648.8	676.3	544.2	488.1	477.1
Selling, general and administrative expenses (1)	328.9	346.2	311.1	293.6	309.6
Amortization of intangibles	6.3	6.1	5.7	5.7	4.9
Goodwill and trademark impairments (2)	547.6	-	-	-	-
Gain on the sale of Sleep Country USA	-	-	(43.3)	-	-
Other (3) (4)	0.7	(10.0)	(7.9)	(8.5)	(1.2)
Operating income (loss)	(503.6)	108.3	152.0	76.3	79.5
Interest expense	73.5	76.2	81.2	70.7	44.3
Interest income	(0.4)	(0.5)	(1.3)	(0.3)	(0.1)
Income (loss) before income taxes	(576.7)	32.6	72.0	5.9	35.3
Income tax expense (benefit)	(84.5)	8.7	24.4	2.6	11.5
Net income (loss)	$(492.2)	$23.9	$47.6	$3.3	$23.8

Balance Sheet Data:
Working capital (5)	$34.5	$11.7	$6.4	$17.0	$18.0
Cash and cash equivalents	54.9	27.5	20.8	24.6	24.2
Total assets (2) (6) (7)	890.8	1,477.7	1,373.7	1,280.8	1,307.3
Total debt	988.2	901.5	896.8	907.8	917.7
Total common stockholder's equity (deficit) (6) (7)	(362.3)	188.2	149.9	104.3	102.8
Other Data:
EBITDA (8)	$84.2	$139.4	$182.0	$104.3	$102.7
Non-cash stock compensation expense	(0.4)	0.1	0.8	-	3.3
Transaction related expenditures, including
cost of products sold	1.4	4.6	1.7	0.6	8.8
Financial restructuring charges	4.9	-	-	-	-
Operating restructuring charges	16.4	-	-	0.3	13.5
Management fees	1.8	1.7	1.7	1.6	1.7
Capital expenditures	17.1	25.1	13.6	6.8	18.2

(1)
Certain general and administrative costs were reclassified from selling, general and administrative expenses to cost of products sold.  Selling, general and administrative expense decreased and cost of products sold increased $5.4 million and $4.8 million for 2005 and 2004, respectively.

(2)
In the fourth quarter of fiscal 2008, we significantly lowered our projected future operating results for both our Domestic and Canada reporting units based on deterioration of consumer spending and increased material costs.  Based on the lower projected future operating results, we determined that the forecasted earnings and cash flows of the reporting units no longer supported their goodwill and trademark carrying values.  As a result, non-cash pretax goodwill and trademark impairment charges were recognized for our Domestic reporting unit of $294.0 million and $225.8 million, respectively, and non-cash pretax goodwill and trademark impairment charges were recognized for our Canada reporting unit of $9.9 million and $17.9 million, respectively.

(3) Includes the following items to the extent applicable for the periods presented: stock based compensation expense, restructuring charges, transaction expense, and licensing revenues.

(4)  In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”).  Under SFAS 123R, the fair value of our stock-based compensation awards on the date of grant are recognized as an expense over the vesting period.  Prior to the adoption of SFAS 123R, we used the intrinsic value method to account for our stock based awards for our employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under APB 25, compensation cost was measured at the date of grant as the excess of the fair value of the award over the purchase price and recognized as an expense over the vesting period.  Upon adoption of SFAS 123R, we made a one-time cumulative adjustment of less than $0.1 million to record an estimate of future forfeitures on all outstanding restricted stock awards.

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

(7)  In the fourth quarter of 2007, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability on the Company’s balance sheet and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of the funded status of a plan as of the date of the Company’s year end balance sheet.  This pronouncement does not require prior periods to be restated to reflect the impact of SFAS 158.  The Company adopted SFAS 158 on December 29, 2007.  The adoption of the pronouncement reduced accumulated other comprehensive income by $0.4 million and did not impact the Company’s results of operations or cash flows.

(8)  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure that we define as net income before interest expense, income taxes, depreciation, amortization and impairment charges.  We use EBITDA, adjusted for other unusual, non-cash or non-recurring items, as a tool to measure our operating performance and, after applying various adjustments, as a basis for determining the following:

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

Because of these and other limitations, we report our results under GAAP and use EBITDA to measure our performance.  The following table presents for the periods set forth below a reconciliation of our net income (loss) to EBITDA (amounts in millions):

	Year Ended
	Dec. 27,	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,
	2008	2007	2006	2005	2004

Net income (loss)	$(492.2)	$23.9	$47.6	$3.3	$23.8
Depreciation and amortization	39.9	30.6	28.7	27.7	23.1
Goodwill and trademark impairments	547.6	-	-	-	-
Income taxes	(84.5)	8.7	24.4	2.6	11.5
Interest expense	73.5	76.2	81.2	70.7	44.3
EBITDA	$84.2	$139.4	$182.0	$104.3	$102.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  The majority of our products are conventional innerspring mattresses and foundations that utilize our Pocketed Coil® and Advanced Pocketed Coil™ technologies and are marketed under our Beautyrest®, Beautyrest Studio™, Beautyrest Black®, and Beautyrest NxG™ brand names.  In addition, we manufacture and market open coil innerspring products under our DeepSleep® and BeautySleep® brand names, specialty (non-innerspring) visco-elastic products that utilize a patented NxG™ Advanced Memory Foam under our ComforPedic by Simmons™ brand name and specialty products made from natural latex foam under our Natural Care® brand name.  We manufacture, sell and distribute our premium branded bedding products principally to retail and hospitality customers throughout the U.S. and Canada.  Additionally, we license our intellectual property to international companies that manufacture and sell our premium branded bedding products throughout the world and to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, water beds, airbeds and other products.   We sell products through a diverse North American base of approximately 3,300 retailers, representing over 15,500 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

In November 2006, we purchased Simmons Canada, a former licensee of Simmons and one of the largest bedding manufacturers in Canada.  In August 2006, we sold our specialty sleep retail stores, SCUSA, and now operate only as a manufacturer and distributor of bedding products principally to retailers or hospitality customers.  Following the acquisition of Simmons Canada and disposition of SCUSA, we have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2008, we derived approximately 87.6% of our net sales from our Domestic segment.

In June 2007, we also expanded our specialty bedding platform by acquiring the ComforPedic® brand of specialty mattresses and pillows which utilize NxG™ Advanced Memory Foam.  Also during 2007, we re-engineered all of our products to be compliant with the CPSC’s new open flame resistance standard for the bedding industry that went into effect on July 1, 2007 and rolled the new compliant products out to our customers during the first half of 2007.  In the process, we incurred $6.7 million of one-time manufacturing costs related to the conversion and the rollout of new products, including inefficiencies that occurred as a result of the disruption of our production processes. Our re-engineered products have added flame-retardant materials which have increased the costs our products.  Additionally, we incurred $19.2 million of incremental selling costs (floor sample discounts, marketing materials, etc.) in comparison to 2006 related to the rollout of our new products to our customers.

During 2008, our Domestic conventional bedding net sales decreased $94.2 million, or 9.4%, compared to 2007. We attribute the decrease to an overall mattress industry downturn as a result of slowing consumer spending.

Our material costs continued to be impacted by the higher prices for steel and petroleum based products, which principally affects the cost of our foam, innerspring and foundation components.  During 2007 and 2008, the cost of these components remained elevated above historical averages.  Additionally, our distribution costs were negatively impacted by the rapid rise in diesel prices during these periods.  Due to the significant increase in inflation we experienced during the last half of 2007 and throughout 2008, we have taken steps to eliminate costs from our overall cost structure and have plans to further eliminate additional costs from our future cost structure to help offset the inflation.  In 2008, we completed two salaried workforce reductions and closed two conventional bedding manufacturing facilities located in Mableton, Georgia and Bramalea, Ontario. In September 2008, our Chairman and Chief Executive Officer, Charles R. Eitel, resigned and his duties were assumed by Stephen G. Fendrich, our President and Chief Operating Officer, and the executive committee of our board of directors.  As a result of these actions, we incurred pre-tax restructuring charges associated with severance and fringe benefits and lease facility costs totaling $10.2 million in 2008.

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

As of December 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility and was operating under a forbearance agreement with Simmons Bedding’s senior lenders.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, we entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through June 30, 2009 and, upon meeting certain conditions, a further extension to July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.  For further information regarding our debt covenant violations and related forbearance agreements please see Item 1A “Risk Factors – Risks Related to Our Liquidity” and Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

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

Allowance for doubtful accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We evaluate the adequacy of the allowance on a periodic basis.  The evaluation includes consideration of a review of historical loss experience, the aging of the receivable balances, adverse situations that may affect a customer’s ability to pay the receivable, and prevailing economic conditions.  If the result of the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance.  This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. As of December 27, 2008 and December 29, 2007, our accounts receivable balance was $95.9 million and $120.0 million, net of the allowances for doubtful accounts, discounts and returns of $5.4 million and $4.6 million, respectively.  For 2008, 2007 and 2006, we recorded provisions for bad debt of $7.8 million (0.8% of net sales), $4.3 million (0.4% of net sales) and $1.0 million (0.1% of net sales), respectively, in our results of operations.

Impairment of goodwill.  We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter by comparing the fair value of its reporting units to their carrying values.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  If the carrying amount exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions including revenue growth rates and operating margins, discount rates and future market conditions, among others.  Fair value of our reporting units is generally determined based on an equal weighting of the market approach and income approach methodologies.  The market approach estimates fair value by applying multiples of potential earnings, such as EBITDA, of similar public entities.  Management believes this approach is appropriate because it provides a fair value using multiples from entities with operations and economic characteristics similar to our reporting units.  The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows.  Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operating and cash flow performance.  The income approach also incorporates the potential impact of cyclical downturns, anticipated changes in product sales mix and inflation and other changes in product costs that could occur in the reporting unit and its industry.  The income approach is based on a reporting unit’s five year projections of operating results and cash flows that are discounted using the estimate of the market based weighted average cost of capital for the bedding industry.  The future operating projections are based on consideration of past performance and the projections and assumptions used in our current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.

In the fourth quarter of 2008, we significantly lowered our projected future operating results for both our Domestic and Canada reporting units based on deterioration of consumer spending and increased material costs.  Our five year projections of operating results assumed that the current economic downturn would continue through 2009, followed by recovery in the second half of 2010 through 2011, and long-term industry growth rates for 2012 and beyond.  Operating margin assumptions during the five year projection periods were consistent with the Company’s historical averages.  We used a 17% discount rate to calculate the terminal value of our reporting units, which was higher than the 14% discount rate used in 2007.  Our discount rate increased principally as a result of higher risk premiums associated with the our debt due to the combination of the Company being in violation of certain debt covenants and disruptions in the credit market as of the testing date.  A one percentage point increase in the discount rate would have decreased the fair value of the Domestic and Canada reporting units by $15.0 million and $2.0 million, respectively.  A one percentage point decrease in the discount rate would have increased the fair value of the Domestic and Canada reporting units by $15.0 million and $2.5 million, respectively.  We used a long-term growth factor of 4% to calculate the terminal value of its reporting units, which is consistent with the rate used in 2007.  Based on the lower projected future operating results, we determined that the forecasted earnings and cash flows of the reporting units no longer supported their carrying value of goodwill.  As a result, non-cash pretax goodwill impairment charges were recognized for our Domestic and Canada reporting units of $294.0 million and $9.9 million, respectively.  We did not recognize any goodwill or trademark impairment charges for 2007 and 2006.

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

Fair value of our trademarks is determined using a relief of royalty method.  The relief of royalty method assumes that, in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the trademarks.  This approach is dependent on a number of factors, including estimate of future operating projections, royalty rates for trademarks, and a discount rate.  The future operating projections are based on consideration of past performance and the projections and assumptions used in our current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The royalty rate is based on a combination of our existing agreements to license its trademarks to third-parties and licenses within the furniture and household products industry.  The discount rate is based upon the estimate of the market based weighted average cost of capital for the bedding industry.  As a result of our lowering our projected future operating results due to deterioration of consumer spending and increased material costs, we recognized a trademark impairment charge in 2008 related to our Domestic and Canada reporting segments of $225.8 million and $17.9 million, respectively.  We did not recognize any trademark impairment charges in 2007 and 2006.

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

The following table presents a reconciliation of our warranty accrual for fiscal years 2008, 2007 and 2006 (in thousands):

	December 27,	December 29,	December 30,
	2008	2007	2006
Balance at beginning of year	$4,291	$3,668	$3,009
Additional warranties issued	2,853	2,466	1,627
Accruals related to pre-existing warranties (including change in estimate)	22	296	98
Warranty settlements	(2,403)	(2,139)	(1,066)
Balance at end of year	$4,763	$4,291	$3,668

Co-operative advertising and rebate programs.  We enter into agreements with many of our customers to provide funds for advertising and promotion of our products.  We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer based on meeting certain sales targets or other metrics.  When sales are made to these customers, we record accrued liabilities pursuant to these agreements.  Based on achievement of sales levels, management regularly assesses these liabilities based on forecasted and actual sales and claims.  In assessing the liabilities, management makes judgment decisions based on its knowledge of customer purchasing habits to determine whether all the co-operative advertising earned will be used by the customer and whether the customer will meet the requirements to receive rebates.  Additionally, management must determine whether the co-operative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales.  Co-operative advertising costs are classified as a selling expense when the customer provides proof of advertising our products and our payments to the customer are less than or equal to the cost of the advertisement.  Costs of our co-operative advertising and rebate programs totaled $148.3 million, $146.4 million and $126.5 million for 2008, 2007 and 2006, respectively.

Pensions.  We have a registered combined non-contributory defined benefit and defined contribution pension plan for substantially all of the employees of Simmons Canada.  Under the Pension Plan, benefits are based upon an employee’s earnings and years of credited service.  The registered defined benefit plan is funded based on the funding requirements of applicable government regulations.  In addition, we have retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the Pension Plan.  As of December 27, 2008, the projected benefit obligation exceeded the fair value of the plan assets of the Pension Plan by $2.9 million.  As of December 27, 2008, the fair value of the plan assets exceeded the projected benefit obligation of the RCA by $0.7 million.  We expect to make estimated minimum funding contributions totaling approximately $1.1 million in 2009 related to the Pension Plan.  No contributions are expected for the RCA in 2009.  We also have unfunded SERP for certain former executives.  As of December 27, 2008, we had a liability of $3.1 million related to the SERP and anticipate making contributions to the SERP of $0.2 million in 2009.  Pension expenses and the pension obligations are actuarially determined and are affected by our assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the long term rate of return on plan assets.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected duration of the pension obligation.  The rate of increase in compensation levels is based on our assessment of the current and future economic environment and overall salary trends.  The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance.

Income taxes.  In the first quarter of 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the adoption of FIN 48, we recognized an $18.3 million increase in our liability for uncertain tax positions.  This was accounted for as a decrease in retained earnings of $2.2 million, and increases in goodwill and deferred tax assets of $12.6 million and $3.5 million, respectively.

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

Tax law may require items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements.  As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate).  Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense.  These timing differences create deferred tax assets and liabilities.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities.  The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse.  Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.  We will have to generate $54.1 million of taxable income to fully recognize the tax benefits of our net operating loss carryforwards for federal income tax purposes of $18.9 million as of December 27, 2008.  We will have to generate $108.5 million of taxable income to fully recognize the tax benefits of our net operating loss carryforwards for state income tax purposes of $7.7 million as of December 27, 2008.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  As of December 27, 2008 and December 29, 2007, we had a valuation allowance on our deferred tax assets of $22.8 million and $9.3 million, respectively.

Additionally, deferred tax liabilities are not recorded for undistributed earnings of our foreign subsidiaries that are deemed to be indefinitely reinvested in the foreign jurisdiction.

Self-Insurance liabilities.  We retain a portion of the risks related to our general liability, product liability, automobile, worker’s compensation and health insurance programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by considering pending claims and historical trends and data.  The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions.  The estimated liability associated with settling unpaid claims is included in accrued liabilities.  As of December 27, 2008 and December 29, 2007, we had recorded $5.7 million and $5.3 million for liabilities for exposures to unpaid self-insured claims.

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

RESULTS OF OPERATIONS

The following table sets forth historical consolidated financial information as a percent of net sales:

	Fiscal Years Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006

Net sales	100.0%	100.0%	100.0%
Cost of products sold	63.1%	60.0%	56.6%
Gross margin	36.9%	40.0%	43.4%
Selling, general and administrative	32.0%	30.7%	32.4%
Goodwill impairments	29.5%	0.0%	0.0%
Trademark impairments	23.7%	0.0%	0.0%
Restructuring charges	1.0%	0.0%	0.0%
Gain on sale of SCUSA	0.0%	0.0%	-4.5%
Amortization of intangibles	0.6%	0.5%	0.6%
Licensing revenues	-0.9%	-0.9%	-0.9%
Operating income (loss)	-49.0%	9.6%	15.8%
Interest expense	7.1%	6.8%	8.5%
Interest income	0.0%	0.0%	-0.1%
Income (loss) before income taxes	-56.1%	2.8%	7.4%
Income tax expense (benefit)	-8.2%	0.8%	2.5%
Net income (loss)	-47.9%	2.1%	5.0%

YEAR ENDED DECEMBER 27, 2008 COMPARED TO YEAR ENDED DECEMBER 29, 2007

Net Sales.  Our net sales decreased $98.1 million, or 8.7%, to $1,028.7 million for 2008 compared to $1,126.8 million for 2007 principally due to a decline in our Domestic net sales.  Our Domestic segment net sales decreased $94.2 million, or 9.4%, to $908.2 million (includes $7.3 million of inter-segment net sales) for 2008 compared to $1,002.4 million (includes $0.9 million of inter-segment net sales) for 2007.  Our Domestic segment net sales declined primarily as a result of decreases in our conventional bedding unit volume of 14.1%, or $136.5 million, which was offset slightly by an increase in our average unit selling price (“AUSP”) of 5.6%, or $46.4 million, compared to 2007.  Our Domestic segment unit volume decreased principally due to an overall U.S. mattress industry downturn as a result of slowing consumer spending in the current economic recession.  Our improvement in Domestic segment AUSP was primarily attributable to (i) our product price increases implemented in November 2007, March 2008 and June 2008 and (ii) a shift in our product sales mix to our higher priced products.

Our Canada segment net sales increased $2.5 million, or 2.0%, to $127.8 million for 2008 compared to $125.3 million for 2007.  In local currency, our Canada segment net sales decreased for 2008 by 0.1% compared to 2007.  The sales decrease was due to a decline in conventional bedding AUSP of 3.5%, partially offset by an increase in conventional bedding unit volume of 5.2%.  Our Canada segment unit volume increased principally due to the success of our 2008 Canadian product line, introduced in the first quarter of 2008, and promotional pricing.  Our Canadian segment AUSP decreased principally due to promotional pricing and a shift in sales mix to lower priced products.  In September 2008, we implemented a price increase on our Canadian product lines.

Gross Profit.  Our consolidated gross profit decreased $70.7 million to $379.9 million (36.9% of consolidated net sales) for 2008 compared to $450.6 million (40.0% of consolidated net sales) for 2007.  Our Domestic segment gross profit decreased $60.8 million to $351.0 million (38.6% of Domestic segment net sales) for 2008 compared to $411.8 million (41.1% of Domestic segment net sales) for 2007.  Our Domestic segment gross margin decrease of 2.5 percentage points for 2008 compared to 2007 was due principally to an increase in our conventional bedding material cost per unit and manufacturing cost per unit of 12.3% and 5.5%, respectively.  Our material cost per unit increased primarily due to (i) the addition of flame retardant materials to meet the CPSC’s open flame resistance standard which went into effect July 1, 2007; (ii) inflation in the costs of raw materials, particularly in the prices of steel and foam; and (iii) a change in our sales mix to products with higher material content.  Our manufacturing cost per unit increased principally due to our fixed manufacturing costs being absorbed by fewer units.

Our Canada segment gross profit decreased $9.9 million to $28.9 million (22.6% of Canada segment net sales) for 2008 compared to $38.8 million (31.0% of Canada segment net sales) for 2007.  Our Canada segment gross margin decreased 8.4 percentage points due primarily to (i) the purchasing of product from the Domestic segment following the closure of our Bramalea, Ontario facility at a higher cost than to produce the product; (ii) a shift in sales mix to products with lower gross margin; (iii) inflation in material costs; and (iv) manufacturing inefficiencies related to the new product line introduced in January 2008.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $17.3 million to $328.9 million (32.0% of consolidated net sales) for 2008 compared to $346.3 million (30.7% of consolidated net sales) for 2007.  Our Domestic segment SG&A decreased $19.6 million to $301.8 million (33.2% of Domestic segment net sales) for 2008 compared to $321.3 million (32.1% of Domestic segment net sales) for 2007.  In 2007, our Domestic segment incurred significantly higher product rollout costs as a result of the introduction of our current Beautyrest® product line in 2007.  As a result of not introducing a new Beautyrest® product line and other cost savings initiatives, our Domestic segment had $24.0 million less fixed selling and brand development expenses for 2008 compared to 2007.  Our Domestic segment also had lower salaries and fringe benefits of $3.8 million in 2008 compared to 2007 principally due to reduced management bonus expense and less employees.  Partially offsetting these decreases in 2008, our Domestic segment had higher volume variable selling and distribution expenses of $0.9 million despite lower sales volumes principally due to a $6.8 million increase in co-operative advertising expense.  Our co-operative advertising expense increased due to a shift in our sales mix to customer and products with higher subsidies and more co-operative advertising costs being classified as a selling expense rather than a reduction of sales for 2008 compared to 2007.  Our Domestic SG&A for 2008 compared to 2007 also included an increase of (i) bad debt expense of $3.5 million primarily as a result of Mattress Discounters Corp. filing for reorganization under Chapter 11 of the Bankruptcy Code in August 2008; (ii) depreciation expense of $1.6 million principally due to the implementation of our new enterprise resource planning (“ERP”) system; and (iii) consulting and professional fees of $0.7 million principally due to costs incurred related to the forbearance agreements and associated debt restructuring activities.  In addition, our Domestic SG&A for 2008 included a one-time retiree healthcare plan curtailment charge of $1.5 million associated with the closure of our Mableton, Georgia facility in September 2008.

Our Canada segment SG&A increased $2.9 million to $27.8 million (21.7% of Canada segment net sales) for 2008 from $25.0 million (19.9% of Canada segment net sales) for 2007.  Our Canada segment SG&A increased principally due to a $1.7 million pension plan curtailment/contractual termination benefits charge in 2008 as a result of the closure of our Bramalea, Ontario facility in September 2008.  In addition, our Canada segment SG&A for 2008 increased due to higher distribution expense as a result of increased sales volumes, increased diesel fuel costs and more miles driven following the shift of Bramalea, Ontario production to other manufacturing facilities.

Goodwill and Trademark Impairment Charges.   During 2008, we recognized a total non-cash charge of $547.6 million related to the impairment of goodwill and trademarks associated with our Domestic and Canada reporting units. The impairment resulted from our 2008 annual impairment testing of goodwill and trademarks performed in the fourth quarter of 2008.  The impairment charges were a result of our lowering our projected future operating results due to decreases in consumer spending and increased material costs. No such impairments were identified in 2007.

Restructuring Charges. For 2008, we recognized pretax restructuring costs of $10.2 million.  No such costs were recognized for 2007.  The restructuring charges primarily relate to (i) severance and benefits in connection with two salaried workforce reductions announced and completed in 2008 in response to the downturn in the economy since the second half of 2007 and (ii) severance, benefits and lease facility costs associated with the closure of our Mableton, Georgia and Bramalea, Ontario manufacturing facilities announced and completed in 2008.

Amortization of Intangibles.  For 2008, amortization of intangibles increased $0.2 million to $6.3 million from $6.1 million for 2007.

Licensing Revenues.  For 2008, licensing revenues decreased $0.6 million, or 5.8%, to $9.5 million from $10.1 million for 2007.  In 2007, we recognized additional royalties generated from licensee sales audits of previous years.  No additional royalties were recognized from sales audits in 2008.

Interest Expense.  For 2008, interest expense decreased $2.7 million to $73.5 million from $76.2 million for 2007.  The decreased interest expense was primarily due to lower LIBOR base rates on our senior credit facility.  Our non-cash interest expense, which includes accretion of our Discount Notes and the amortization of deferred financing fees, increased $2.5 million to $25.1 million for 2008 compared to $22.6 million for 2007.

Interest Income.  For 2008, interest income decreased $0.1 million to $0.4 million from $0.5 million for 2007.

Income Taxes.  The combined federal, state, and foreign effective income tax rate of (14.7)% for 2008 differs from the federal statutory rate of 35.0% primarily due to goodwill impairment deductions for book purposes that are not deductible for tax purposes.  The combined federal, state, and foreign effective income tax rate of 26.6% for 2007 differs from the federal statutory rate of 35.0% primarily due to a decrease in the U.S. multi-state and Canada federal tax rates applied to deferred items and the reversal of valuation allowances, partially offset by an increase in our liabilities for uncertain tax positions.

YEAR ENDED DECEMBER 29, 2007 COMPARED TO YEAR ENDED DECEMBER 30, 2006

Net Sales.  Our net sales increased $165.2 million, or 17.2%, to $1,126.8 million for 2007 compared to $961.6 million for 2006.  Our consolidated net sales for 2007 included $125.4 million of net sales associated with our Canada segment, which was acquired in November 2006 ($12.7 million of net sales included in our consolidated net sales for 2006).  Our consolidated net sales for 2006 included $49.0 million of net sales associated with our retail operations, which were sold in August 2006.  Our Domestic segment net sales, which exclude the net sales associated with our Canada segment and our former retail operations, increased $102.4 million, or 11.4%, to $1,002.4 million for 2007 compared to $900.0 million for 2006.  Our Domestic segment net sales improved primarily as a result of increases in our conventional bedding unit volume of 10.6%, or $91.3 million, and our AUSP of 1.3%, or $12.8 million, compared to 2006.  Our Domestic segment unit volume increased principally due to strong demand for our Beautyrest®, Beautyrest BlackTM and DeepSleep® products, which we attribute to more effective marketing and brand development.  Additionally, our sales growth benefited from our products being competitive across a broad range of price points, effective selling practices and strong customer relationships.  Our improvement in Domestic segment AUSP was primarily attributable to the increase in products at higher price points exceeding the increase in products sold at lower price points.

Gross Profit.  Our consolidated gross profit increased $33.1 million to $450.6 million (40.0% of consolidated net sales) for 2007 compared to $417.5 million (43.4% of consolidated net sales) for 2006.  Our decline in consolidated gross margin was principally due to the sale of our former retail operations in August 2006, which sold products at higher gross margins than our wholesale operations, and the acquisition of Simmons Canada in November 2006, which sells products at lower gross margins than our Domestic segment.  Our consolidated gross profit for 2007 included a full year of gross profit from our Canada segment, acquired November 2006, of $38.8 million (31.0% of Canada segment net sales), an increase of $35.3 million compared to 2006.  Our consolidated gross profit for 2006 included $32.9 million of gross profit associated with our former retail operations (net of eliminations between our wholesale and retail operations), which operated with a gross margin of 67.2% during that period.

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

SG&A.  Our consolidated SG&A increased $34.4 million to $346.3 million (30.7% of consolidated net sales) for 2007 compared to $311.8 million (32.4% of consolidated net sales) for 2006.  Our consolidated SG&A for 2007 included $24.9 million of expenses related to our Canada segment (19.9% of Canada segment net sales) acquired in November 2006, an increase of $22.5 million compared to 2006.  Our consolidated SG&A for 2006 included $28.2 million of expenses associated with our former retail operations (45.9% of retail net sales).  Our Domestic segment SG&A increased $40.1 million to $321.3 million (32.1% of Domestic segment net sales) for 2007 from $281.2 million (31.2% of Domestic segment net sales) for 2006.  Our Domestic segment SG&A increased due principally to higher (i) product roll-out costs of $19.2 million resulting primarily from the roll-out of the Beautyrest® 2007 product line that occurred in the first half of 2007; (ii) variable selling expenses of $9.2 million due to incremental unit volume partially offset by lower co-op advertising expenditures due to a shift in sales mix; (iii) consulting and professional fees of $6.5 million due primarily to implementation of a new ERP system, implementation of various cost savings initiatives, and assistance with acquisition integration; (iv) bad debt expense of $3.4 million as a result of increased customer bankruptcies and the overall economic environment; and (iv) salaries and fringe benefits of $3.3 million principally due to increased headcount, partially offset by lower management bonuses.

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

Interest Expense.  For 2007, interest expense decreased $5.1 million to $76.2 million from $81.3 million for 2006.  Interest expense for 2006 included deferred financing fees and refinancing costs of $6.0 million that were expensed due to the refinancing of our senior credit facility in May 2006 (the “Refinancing”).  Excluding the expenses associated with the Refinancing, interest expense increased $0.9 million for 2007 compared to 2006 due principally to more accretion of our Discount Notes.  Our non-cash interest expense, which includes accretion of our Discount Notes and the amortization of deferred financing fees, increased $1.2 million to $22.6 million for 2007 compared to $21.4 million for 2006.

Interest Income.  For 2007, interest income decreased $0.8 million to $0.5 million from $1.3 million for 2006.

Income Taxes.  The combined federal, state, and foreign effective income tax rate of 26.6% for 2007 differs from the federal statutory rate of 35.0% primarily due to a decrease in the U.S. multi-state and Canada federal tax rates applied to deferred items and the reversal of valuation allowances, partially offset by an increase in our liabilities for uncertain tax positions.  The combined federal, state, and foreign effective income tax rate of 33.9% for 2006 differs from the federal statutory rate of 35.0% primarily due to a larger book versus tax gain on the sale of SCUSA, partially offset by an increase in tax reserves and the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs have been (i) cash provided by operating activities of Simmons Bedding and its subsidiaries and (ii) borrowings available under Simmons Bedding’s senior credit facility.  Restrictive covenants in our debt agreements and forbearance agreements restrict our ability to pay cash dividends and make other distributions.  Our primary use of funds consists of payments for funding working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, distributions to service Simmons Holdco’s debt, and acquisitions.  As of December 27, 2008, we had $54.9 million of cash on hand and less than $0.1 million of availability to borrow under Simmons Bedding’s revolving loan facility.  As of May 2, 2009, we had $57.5 million of cash on hand.

As of December 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility and was operating under a forbearance agreement with Simmons Bedding’s senior lenders.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, we entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through June 30, 2009 and, upon meeting certain conditions, a further extension to July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

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

There are substantial risks related to our liquidity.  For further information regarding these risks, please see Item 1A “Risk Factors – Risks Related to Our Liquidity.”

The following table summarizes our changes in cash (in millions):

	Fiscal Years Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$13.4	$66.2	$102.3
Investing activities	(17.1)	(40.4)	(74.2)
Financing activities	32.8	(20.9)	(31.6)
Effect of exchange rate changes on cash	(1.7)	1.9	(0.3)
Change in cash and cash equivalents	27.4	6.7	(3.8)
Cash and cash equivalents
Beginning of year	27.5	20.8	24.6
End of year	$54.9	$27.5	$20.8

Year Ended December 27, 2008 Compared With the Year Ended December 29, 2007

Cash flows from operating activities.  For 2008 compared to 2007, our cash flows from operations decreased $52.8 million.  The decrease in our cash flow from operations resulted principally from our lower operating results combined with a $9.1 million increase in our working capital (excluding deferred debt issuance costs classified as a current asset in 2008).  Our operating results declined in 2008 principally due to lower sales volumes combined with inflation in our material costs resulting in lower gross profit.  Our working capital (excluding deferred debt issuance costs), as a percentage of annual net sales, increased to 2.0% as of December 27, 2008 compared to 1.0% as of December 29, 2007.  Our working capital increased principally due to a decrease in accounts payable and accrued liabilities of $40.8 million as a result of our sales decrease and timing of vendor and customer payments.

Cash flows used in investing activities.  For 2008, our cash flow used in investing activities included $17.1 million for purchases of property, plant and equipment compared to $25.1 million in 2007.  For 2007, our cash used in investing activities also included $15.4 million for the ComforPedic Acquisition.

Cash flows provided by (used in) financing activities.  For 2008, our financing activities resulted in a $32.8 million source of cash due to borrowings under Simmons Bedding’s revolving loan facility of $64.5 million, which was partially offset by dividend payments to Simmons Holdco of $29.1 million for the payment of interest on Simmons Holdco’s Toggle Loan.  For 2007, our financing activities resulted in a $20.9 million use of cash due principally to a $15.0 million voluntary payment on Simmons Bedding’s senior credit facility and a $5.0 million dividend to Simmons Holdco.

Year Ended December 29, 2007 Compared With the Year Ended December 30, 2006

Cash flows from operating activities.  For 2007 compared to 2006, our cash flows from operations decreased $36.1 million.  The decrease in cash flow from operations resulted primarily from our working capital being a $5.2 million use of cash in 2007 compared to being a $10.6 million source of cash in 2006.  Our working capital, as a percentage of net sales, increased to 1.0% as of December 27, 2008 compared to 0.7% as of December 29, 2007.  Our working capital was a use of cash in 2007 principally due to a $27.9 million increase in our accounts receivable balance as a result of (i) our sales growth and (ii) our days sales outstanding slowing to 41 days at December 27, 2008 compared to 35 days at December 29, 2007.  Our days sales outstanding slowed principally due to customer sales mix and more customers paying based on invoice terms instead of paying early to receive a cash discount.  Partially offsetting the increase in receivables, our accrued liabilities increased $21.8 million for 2007 compared to 2006 as a result of the timing of cash payments.

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

Cash flows used in financing activities.  For 2007, our financing activities resulted in a $20.9 million use of cash due principally to a $15.0 million voluntary payment on our senior credit facility and a $5.0 million dividend to Simmons Holdco.  For 2006, our financing activities resulted in a $31.6 million use of cash due principally to mandatory and voluntary payments on our senior credit facility totaling $29.9 million.

Debt

 As of December 27, 2008, our debt outstanding was $988.2 million compared to $901.5 million as of December 29, 2007.  Our outstanding debt was primarily Simmons Bedding’s senior credit facility and Subordinated Notes and Holdco’s Discount Notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of December 27, 2008, under the revolving loan facility, Simmons Bedding had $64.5 million of borrowings and $10.4 million that was reserved for its reimbursement obligations with respect to outstanding letters of credit.  Simmons Bedding incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

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

The senior credit facility bears interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of December 27, 2008 for the tranche D term loan was 9.6%.  The senior credit facility is guaranteed by THL-SC and all of Simmons Bedding’s material domestic subsidiaries.  Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

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

The financial covenants are as follows:

1)
A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 2.75:1.00 for December 27, 2008 and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)
A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 for December 27, 2008 and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

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

As of December 27, 2008, Simmons Bedding was in compliance with the covenant requirements of the Second Forbearance Agreement.

The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things, increase the applicable margin for both revolving loans and tranche D term loans to either Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met its requirements, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders before April 17, 2009.

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

The Subordinated Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.9% of the principal amount thereof to par on January 15, 2012 and thereafter.  We are not required to make mandatory redemption or sinking fund payments with respect to the Subordinated Notes.

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

If any of the Discount Notes are outstanding on June 15, 2010, we are obligated to redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter the our obligation to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions prior to June 15, 2010, we would be obligated to make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Pursuant to the reporting covenants contained in the indentures governing Discount Notes, we agreed to furnish its holders of the Discount Notes all quarterly and annual reports that would be required to be filed with the SEC if we were required to file such reports.  We failed to timely file our Quarterly Reports on Form 10-Q for the quarters ended September 27, 2008 and March 28, 2009 and our Annual Report on Form 10-K for the fiscal year ending December 27, 2008 (the “Financial Reports”) with the SEC resulting in the Company’s non-compliance with the reporting covenants.  The Company has 60 days after receiving notice from the lenders to cure the non-compliance by providing such information to the lenders.  If the Company was unable to cure the non-compliance, there would be an event of default under the indenture governing the Discount Notes.

On April 14, 2009, we received a notice sent on behalf of holders of the Discount Notes, purporting to own more than 25% of the $269.0 million principal amount of the outstanding Discount Notes, pursuant to which such holders have notified us that our failure to furnish to the holders of the Discount Notes (i) a Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008 and (ii) an Annual Report on Form 10-K for the fiscal year ended December 27, 2008, each as required under the indenture governing the Discount Notes, constitutes defaults thereunder.  With the filing of this Annual Report on Form 10-K for the fiscal year ending December 27, 2008 along with the filing of the Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008, we have cured these defaults.  We have not received notice of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If we receive such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Subordinated Notes.

Toggle Loan

We do not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of our existing and future liabilities. Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on our cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in our financial statements.  During 2008, we provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in our financial statements, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 27, 2008 (in millions):
		Payment Due by Year
Contractual obligations:	Total	2009	2010-2011	2012-2013	Thereafter

Debt (1)	$988.2	$975.2	$1.0	$1.1	$10.9
Interest payments on long-term debt (2)	330.8	67.1	166.4	68.8	28.5
Operating leases	72.8	17.9	24.4	16.9	13.6
Component purchase commitments	67.6	30.6	37.0	-	-
Other (3)	22.5	3.5	19.0	-	-
Total contractual obligations	$1,481.9	$1,094.3	$247.8	$86.8	$53.0

Other commercial commitments:
Standby letters of credit	$10.4	$10.4	$-	$-	$-

(1) Includes $23.9 million of original issue discount on the Discount Notes.
(2) Anticipated interest payments based on current interest rates and amounts outstanding as of December 27, 2008.
(3) Represents potential earn-out payments related to the ComforPedic Acquisition

In addition, under the terms of the management agreement entered into in connection with the THL Acquisition, Simmons Bedding is required to pay an affiliate of THL an aggregate fee of no less than $1.5 million a year.  The second forbearance agreement prohibits us from paying the THL management fee in cash subsequent to December 10, 2008.  Under the terms of the management agreement, it will be terminated by THL upon the consummation of an equity offering and Simmons Bedding will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.  In connection with our restructuring efforts, we have agreed to reimburse the directors of THL for certain legal fees.  The management fee is not included in the contractual obligations table.

In 2008, we provided Simmons Holdco $29.1 million of cash in the form of a dividend so that Simmons Holdco could pay cash interest on the Toggle Loan.  Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  Although we are not an obligor on or guarantor of the Toggle Loan, nor are we obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on us to make cash distributions to it to make future cash interest and principal payments to service its debt.  The interest payment on the Toggle Loan is not included in the contractual obligations table.

Because we are uncertain as to if or when settlements may occur, the contractual obligation table does not reflect our FIN 48 net liability of $17.6 million related to uncertain tax positions.  Details regarding this liability are presented in Note B of the Notes to the Consolidated Financial Statements of this Form 10-K.

We anticipate making contributions to the Pension Plan and FAS 106 Plans of approximately $1.1 million and $0.7 million, respectively, in 2009 and no contributions are expected for the RCA in 2009.  The contributions principally represent contributions required by funding regulations.  Details regarding this liability are presented in Note O of the Notes to the Consolidated Financial Statements of this Form 10-K.

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

FORWARD LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995.

 This Annual Report on Form 10-K includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this report speak only as of the date of this report.  These forward-looking statements are expressed in good faith and Simmons believes there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Simmons’s expectations.  These factors include, but are not limited to: (i) competitive pressures in the bedding industry; (ii) general economic and industry conditions; (iii) the success of our new products and the future costs to rollout such products; (iv) legal and regulatory requirements; (v) interest rate and credit market risks; (vi) compliance with covenants in, and any defaults under, our debt agreements or instruments; (vii) our ability to comply with the terms of the forbearance agreements, including meeting restructuring milestones, obtain further extensions to the forbearance periods or to develop and implement an organized financial restructuring on acceptable terms, on a timely basis or at all, as well as compliance by the lenders and note holders with the terms of the forbearance agreements; (viii) increased cost of credit and associated fees resulting from the forbearance extensions and any waiver or modification of the senior credit facility by the lenders or any waiver or modification of the Subordinated Notes or other indebtedness; (ix) Simmons being required to immediately repay all amounts outstanding under the senior credit facility resulting from the noncompliance with the covenants which could in turn result in a default under the indebtedness of Simmons as well as Simmons Holdco’s indebtedness; (x) our relationships with and viability of its suppliers; (xi) fluctuations in our costs of raw materials and energy prices; (xii) our relationship with and viability of significant customers and licensees; (xiii) our ability to increase prices on our products and the effect of these price increases on its unit sales; (xiv) an increase in our return rates and warranty claims; (xv) our labor relations; (xvi) encroachments on our intellectual property; (xvii) our product liability claims; (xviii) our level of indebtedness; (xix) foreign currency exchange rate risks; (xx) our future acquisitions; (xxi) our ability to achieve the expected benefits from any personnel realignments; (xxii) higher bad debt expense as a result of increased customer bankruptcies due to instability in the economy and slowing consumer spending; (xxiii) our ability to maintain sufficient liquidity to operate its business; and (xxiv) other risks and factors identified from time to time in our reports filed with the SEC.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used in some instances as economic hedges against the earnings effects of such fluctuations.  The Company had no forward contracts outstanding at December 27, 2008.

Interest Rate Risk

We are exposed to market risks from changes in interest rates.  Our senior credit facility and certain of our other debt instruments are floating rate debt.  We currently do not have a hedging program in place to manage fluctuations in long-term interest rates.

On December 27, 2008, we had floating rate debt of $533.4 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before income taxes by $4.2 million in 2008.

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

Equity Price Risk

Our defined benefit plans hold investments in both equity and fixed income securities.  Our annual contribution amount to such plans is dependent upon, among other things, the return on the plans’ assets.  The annual contribution amount could increase if equity prices decrease.  Our estimated contributions to the plans for 2009 are $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Simmons Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Simmons Company and its subsidiaries at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's non-compliance with its debt covenants, its inability to make scheduled debt repayments and uncertainty about the ability to obtain alternative financing arrangements within the next twelve months raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note B to the consolidated financial statements, Simmons Company and its subsidiaries changed their method of accounting for uncertainty in income taxes as of December 31, 2006 and their method of accounting for defined benefit pension and other postretirement plans as of December 29, 2007.

/s/ PricewaterhouseCoopers LLP
April 9, 2009, except for Note S to the consolidated financial statements, as to which the date is May 27, 2009

 SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Fiscal Years Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Net sales	$1,028,700	$1,126,841	$961,625
Cost of products sold	648,804	676,255	544,164
Gross profit	379,896	450,586	417,461

Operating expenses:
Selling, general and administrative expenses	328,928	346,252	311,839
Goodwill impairments	303,885	-	-
Trademark impairments	243,672	-	-
Restructuring charges	10,248	-	-
Gain on sale of Sleep Country USA	-	-	(43,311)
Amortization of intangibles	6,304	6,146	5,655
Licensing revenues	(9,499)	(10,085)	(8,691)
	883,538	342,313	265,492

Operating income (loss)	(503,642)	108,273	151,969

Interest expense	73,479	76,182	81,265
Interest income	(402)	(521)	(1,337)
Income (loss) before income taxes	(576,719)	32,612	72,041
Income tax expense (benefit)	(84,508)	8,663	24,427
Net income (loss)	(492,211)	23,949	47,614

Other comprehensive income (loss):
Foreign currency translation adjustment	(25,998)	21,774	(2,729)
Changes in retirement plans liabilities,
net of tax benefit of $1,362	(2,748)	-	-
Comprehensive income (loss)	$(520,957)	$45,723	$44,885

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 27,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$54,930	$27,520
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $5,409 and $4,550	95,932	119,984
Inventories	31,838	35,207
Deferred debt issuance costs	13,791	-
Deferred income taxes	3,119	5,953
Prepaid expenses	8,141	11,167
Other current assets	9,735	8,161
Total current assets	217,486	207,992

Property, plant and equipment, net	86,492	87,449
Goodwill	228,325	540,126
Intangible assets, net	340,471	604,547
Other assets	18,023	37,539
Total assets	$890,797	$1,477,653

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of debt	$975,152	$772
Accounts payable	50,064	72,484
Accrued liabilities	77,997	96,366
Total current liabilities	1,103,213	169,622

Long-term debt	13,036	900,716
Deferred income taxes	98,761	190,321
Other	38,114	28,842
Total liabilities	1,253,124	1,289,501

Commitments and contingencies (Notes K and P)

Stockholder's equity:
Common stock, $0.01 par value: authorized - 1,000 shares;
issued - 100 shares	1	1
Additional paid-in capital	100,190	100,613
Retained earnings (deficit)	(452,596)	68,714
Accumulated other comprehensive income (loss)	(9,922)	18,824
Total stockholder's equity (deficit)	(362,327)	188,152
Total liabilities and stockholder's equity (deficit)	$890,797	$1,477,653

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

							Accumulated Other
						Common	Comprehensive Income (Loss)
			Additional			Stock	Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Deferred	Held in	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Earnings	Comp.	Treasury	Translation	Plans	Equity
December 31, 2005*	100	1	102,382	4,648	(361)	(2,457)	134	-	104,347
Net income	-	-	-	47,614	-	-	-	-	47,614
Foreign currency translation	-	-	-	-	-	-	(2,729)	-	(2,729)
Comprehensive income (loss)				47,614	-	-	(2,729)	-	44,885
Issuance of common stock held in treasury	-	-	13	(301)	-	542	-	-	254
Stock compensation expense	-	-	760	-	-	-	-	-	760
Adoption of Statement of Financial Standard 123R	-	-	(361)	-	361	-	-	-	-
Tax windfall resulting from restricted stock awards	-	-	49	-	-	-	-	-	49
Purchase of treasury stock, at cost	-	-	-	-	-	(434)	-	-	(434)
December 30, 2006*	100	1	102,843	51,961	-	(2,349)	(2,595)	-	149,861
Net income	-	-	-	23,949	-	-	-	-	23,949
Foreign currency translation	-	-	-	-	-	-	21,774	-	21,774
Comprehensive income				23,949	-	-	21,774	-	45,723
Stock compensation expense	-	-	93	-	-	-	-	-	93
Adoption of Statement of Financial Standard 158	-	-	-	-	-	-	-	(355)	(355)
Retirement of treasury stock	-	-	(2,350)	-	-	2,350	-	-	-
Dividend to Simmons Holdco, Inc. (See Note P)	-	-	-	(4,963)	-	-	-	-	(4,963)
Adoption of FIN 48 (See Note B)	-	-	-	(2,233)	-	-	-	-	(2,233)
Tax windfall resulting from restricted stock awards	-	-	27		-	-	-	-	27
Purchase of treasury stock, at cost	-	-	-	-	-	(1)	-	-	(1)
December 29, 2007	100	$1	$100,613	$68,714	$-	$-	$19,179	$(355)	$188,152
Net loss	-	-	-	(492,211)	-	-	-	-	(492,211)
Foreign currency translation	-	-	-	-	-	-	(25,998)	-	(25,998)
Change in retirement plans liabilities,
net of tax benefit of $1,362	-	-	-	-	-	-	-	(2,748)	(2,748)
Comprehensive loss				(492,211)	-	-	(25,998)	(2,748)	(520,957)
Stock compensation benefit	-	-	(423)	-	-	-	-	-	(423)
Dividend to Simmons Holdco, Inc. (See Note P)	-	-	-	(29,099)	-	-	-	-	(29,099)
December 27, 2008	100	$1	$100,190	$(452,596)	$-	$-	$(6,819)	$(3,103)	$(362,327)

* Recast to give effect to the merger (see Note C)

The accompanying notes are an integral part of these consolidated financial statements.

SIMMONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(492,211)	$23,949	$47,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,855	30,625	28,688
Goodwill impairment	303,885	-	-
Trademark impairment	243,672	-	-
Stock compensation expense (benefit)	(423)	93	760
Provision for bad debts, net	7,788	556	(117)
Provision for deferred income taxes	(85,300)	6,673	23,110
Gain on sale of Sleep Country USA	-	-	(43,311)
Non-cash interest expense	25,083	22,583	27,322
Net changes in operating assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	12,035	(24,351)	5,429
Inventories	2,493	(7,366)	4,954
Other current assets	919	31	(3,233)
Accounts payable	(21,386)	11,328	14,557
Accrued liabilities	(19,045)	14,136	4,265
Other, net	(3,918)	(12,074)	(7,770)
Net cash provided by operating activities	13,447	66,183	102,268

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,103)	(25,055)	(13,553)
Purchase of certain assets of Comfor Products, Inc.	-	(15,379)	-
Purchase of Simmons Canada, net of cash aquired	-	-	(113,098)
Proceeds from the sale of Sleep Country USA, net	-	-	52,417
Net cash used in investing activities	(17,103)	(40,434)	(74,234)

Cash flows from financing activities:
Borrowings on tranche D term loan	-	-	480,000
Payments on tranche D term loan	-	(15,000)	-
Repayments on tranche C term loan	-	-	(369,933)
Repayment of senior unsecured term loan	-	-	(140,000)
Borrowings on the revolving credit facility	64,532	-	-
Payments of other debt, net	(724)	(950)	(477)
Dividends to Simmons Holdco, Inc.	(29,099)	(4,963)	-
Excess tax benefits from stock-based compensation	-	27	49
Payments of debt issuance costs	(1,944)	-	(1,039)
Other	-	(1)	(181)
Net cash provided by (used in) financing activities	32,765	(20,887)	(31,581)

Net effect of exchange rate changes on cash	(1,699)	1,874	(291)
Change in cash and cash equivalents	27,410	6,736	(3,838)
Cash and cash equivalents, beginning of year	27,520	20,784	24,622
Cash and cash equivalents, end of year	$54,930	$27,520	$20,784

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$50,499	$49,625	$58,504
Cash paid for income taxes	$1,067	$1,347	$1,569

The accompanying notes are an integral part of these consolidated financial statements.

Simmons Company Notes to Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION, LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

Company

Simmons Company and its subsidiaries (collectively the “Company” or “Simmons”) is one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names, including Beautyrest®, Beautyrest Black TM, ComforPedic by SimmonsTM, Natural Care®, Beautyrest BeginningsTM, BeautySleep®, and Deep Sleep®.   The Company manufactures, sells and distributes its premium branded bedding products principally to retail and hospitality customers, throughout the U.S. and Canada, and licenses its intellectual property to international companies that manufacture and sell the Company’s premium branded bedding products throughout the world.  Additionally, the Company has licensed its intellectual property to U.S. and Canadian manufacturers and distributors of bedding accessories, furniture, air beds and other products.  The Company sells products through a diverse North American base of approximately 3,300 retailers, representing over 15,500 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores.

Simmons Company (“Simmons Company” or “Holdings”) is a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, THL-SC Bedding Company (“THL-SC”), which is also a holding company with no material assets other than its ownership of the common stock of its wholly-owned subsidiary, Simmons Bedding Company.  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its subsidiaries (collectively “Simmons Bedding”).  Simmons Bedding is a wholly-owned subsidiary of Simmons Company as a result of Holdings’ acquisition of Simmons Holdings, Inc. on December 19, 2003 (the “THL Acquisition”).

During 2006, the Company sold its subsidiary Sleep Country USA, LLC (“SCUSA”), which operated specialty sleep stores, and purchased Simmons Canada Inc. (“Simmons Canada”), a former licensee of Simmons and one of the largest bedding manufacturers in Canada (see Note D – Acquisitions and Dispositions).

During 2007, the Company acquired certain assets of Comfor Products, Inc. (the “ComforPedic Acquisition”), a specialty producer of foam mattresses and pillows, for $15.4 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance (see Note D – Acquisitions and Dispositions).

In February 2007, the Company merged with another entity to become a wholly-owned subsidiary of Simmons Holdco, Inc. (“Simmons Holdco”), a holding company established to borrow $300.0 million under a senior unsecured loan (“Toggle Loan”) to fund a distribution of $278.3 million to the then existing class A stockholders of the Company (see Note C – Merger and Distribution to Stockholders).

Liquidity

As of December 27, 2008, the Company had $54.9 million of cash and cash equivalents and no availability to borrow additional amounts from its revolving loan under Simmons Bedding’s senior credit facility.  The Company’s outstanding borrowings consisted of Simmons Bedding’s senior credit facility of $529.5 million, Simmons Bedding’s Subordinated Notes, Simmons Bedding’s industrial revenue bonds of $13.6 million, and Holding’s Discount Notes.

As of December 27, 2008, Simmons Bedding was operating under a forbearance agreement with a majority of its senior lenders as a result of Simmons Bedding failing to meet certain covenants of the senior credit facility as of September 27, 2008.  Pursuant to the forbearance agreement, the senior lenders agreed to, among other things, forbear from exercising their default related rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain conditions, a further extension to July 31, 2009.

Simmons Company Notes to Consolidated Financial Statements

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

Simmons Company failed to file its Quarterly Reports on Form 10-Q for the quarters ended September 27, 2008 and March 28, 2009 and its Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (the “Financial Reports”) with the SEC resulting in the non-compliance with the reporting covenants of the Subordinated Notes, Discount Notes and Toggle Loan.  The Company has 60 days after receiving notice from the lenders to cure the non-compliance by providing such information to the lenders.  On April 14, 2009, Holdings received notification of non-compliance from the holders of the Discount Notes.  With the filing of this Annual Report on Form 10-K for the fiscal year ending December 27, 2008 along with the filing of the Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008, the Company has cured these defaults.  The Company has not received notice of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If the Company received such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Subordinated Notes. The Company has not received notification of non-compliance from the Toggle Loan lenders.

As a condition to the forbearance agreement with the senior lenders, the Company initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring its debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  Simmons Bedding, Holdings, and Simmons Holdco would not have the ability to repay any amounts accelerated under their various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates or its assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.  At December 27, 2008, the Company has recorded all amounts outstanding under the senior credit facility, Subordinated Notes and Discount Notes as a current liability in the accompanying consolidated balance sheet.  The unamortized debt issuance costs associated with the senior credit facility, Subordinated Notes and Discount Notes were recorded as a current asset in the accompanying consolidated balance sheet at December 27, 2008 (see Note J – Debt, which contains further information on the Company’s debt and the related forbearance agreements).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Simmons Company and its wholly- and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.  The fiscal year of the Company ends on the last Saturday in December.  The fiscal years for the consolidated financial statements presented consist of 52-week periods.

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.

Simmons Company Notes to Consolidated Financial Statements

NOTE B — PRINCIPAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consists of trade receivables and miscellaneous receivables recorded net of customer credits and allowances for doubtful receivables, discounts and returns.  The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer’s ability to pay the receivable, and prevailing economic conditions.  If the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance.  This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.  Our allowance for doubtful accounts was $3.6 million and $2.7 million as of December 27, 2008 and December 29, 2007, respectively.  The Company recorded provisions for bad debt of $7.8 million, $4.3 million and $1.0 million for 2008, 2007 and 2006, respectively.

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

CUSTOMER SUPPLY AGREEMENTS

The Company from time to time enters into long-term supply agreements with its customers.  The Company capitalizes any initial cash or credit memos provided to its customers that are subject to refundability and reduce sales for any initial cash or credit memos provided to its customers that are not subject to refundability.  The capitalized costs are included in other assets in the accompanying consolidated balance sheets and are amortized as a reduction of sales based on the terms of the supply agreements.  The terms of the supply agreements generally range from one to five years.  The consideration used for long-term supply agreements are included in the net change in operating activities “other, net” in the accompanying consolidated statements of cash flows.  Amortization related to these contracts was $16.1 million, $10.6 million and $12.3 million in 2008, 2007 and 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation.  Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes.  Expenditures that substantially increase asset values or extend useful lives are capitalized.  Expenditures for maintenance and repairs are expensed as incurred.  Leasehold improvements are depreciated no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company.  When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.  Useful lives are generally as follows:

Buildings and improvements	10 - 45 years
Leasehold improvements	2 - 12 years
Machinery and equipment	2 - 15 years
Office furniture and equipment	3 - 7 years

Computer software costs which are capitalized consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use software and (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project.  Costs incurred during the preliminary project stage or for data conversion activities, training, maintenance, or overhead are expensed as incurred.  Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. The capitalized computer software costs are included in office furniture and equipment and start depreciating when the software is substantially complete and placed in service.

Simmons Company Notes to Consolidated Financial Statements

GOODWILL

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter by comparing the fair value of its reporting units to their carrying values.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  If the carrying amount exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions including revenue growth rates and operating margins, discount rates and future market conditions, among others.  Fair value of the Company’s reporting units is generally determined based on an equal weighting of the market approach and income approach methodologies.  The market approach estimates fair value by applying multiples of potential earnings, such as EBITDA, of similar public entities.  Management believes this approach is appropriate because it provides a fair value using multiples from entities with operations and economic characteristics similar to the Company’s reporting units.  The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows.  Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operating and cash flow performance.  The income approach also incorporates the potential impact of cyclical downturns, anticipated changes in product sales mix and inflation and other changes in product costs that could occur in the reporting unit and its industry.  The income approach is based on a reporting unit’s five year projections of operating results and cash flows that are discounted using the estimate of the market based weighted average cost of capital for the bedding industry.  The future operating projections are based on consideration of past performance and the projections and assumptions used in the Company’s current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  As a result of the Company lowering of its projected future operating results due to deterioration of consumer spending and increased material costs, the Company recognized a goodwill impairment charge in 2008 related to its Domestic and Canada reporting units of $294.0 million and $9.9 million, respectively.  The Company did not recognize any goodwill impairment charges in 2007 and 2006.

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

Fair value of the Company’s trademarks is determined using a relief of royalty method.  The relief of royalty method assumes that, in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the trademarks.  This approach is dependent on a number of factors, including estimate of future operating projections, royalty rates for trademarks, and a discount rate.  The future operating projections are based on consideration of past performance and the projections and assumptions used in the Company’s current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The royalty rate is based on a combination of the Company’s existing agreements to license its trademarks to third-parties and licenses within the furniture and household products industry.  The discount rate is based upon the estimate of the market based weighted average cost of capital for the bedding industry.  As a result of the Company lowering of its projected future operating results due to deterioration of consumer spending and increased material costs, the Company recognized a trademark impairment charge in 2008 related to its Domestic and Canada reporting segments of $225.8 million and $17.9 million, respectively.  The Company did not recognize any trademark impairment charges in 2007 and 2006.

Simmons Company Notes to Consolidated Financial Statements

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

DEBT ISSUANCE COSTS

The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method.  Upon prepayment of the related debt, the Company recognizes a proportional amount of the related debt issuance costs as additional interest expense.  Amortization of debt issuance costs of $2.1 million, $2.0 million and $7.6 million in 2008, 2007 and 2006, respectively, is included as a non-cash component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).  Included in the 2006 amortization of debt issuance costs are $5.0 million of costs expensed in connection with the Company amending its senior credit facility and repaying the senior unsecured term loan in 2006.

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

REBATES

The Company provides volume rebates to certain customers for the achievement of various purchase volume levels.  The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate.  Measurement of the liability is based on the estimated number of customers that will ultimately earn the rebates.  Once the rebate is earned, the Company provides the customer cash or a credit memo that is netted against the accounts receivable balance.  Rebates were $36.5 million, $36.4 million and $20.2 million in 2008, 2007 and 2006, respectively, and are included as a reduction of sales in the accompanying consolidated statements of operations and comprehensive income (loss).

PRODUCT DELIVERY COSTS

The Company incurred $58.9 million, $60.6 million and $54.4 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2008, 2007 and 2006, respectively.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Simmons Company Notes to Consolidated Financial Statements

STOCK BASED EMPLOYEE COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS 123R’) on January 1, 2006 (the first day of the 2006 first quarter).    Under SFAS 123R, the fair value of the Company’s stock based awards on the date of grant are recognized as an expense over the vesting period.  Fair value of the stock is determined by the Company’s board of directors.  Simmons Holdco’s enterprise value fluctuates based upon its operating performance, changes in market multiples for comparable publicly traded companies and changes in transaction multiples paid for companies with similar operations as the Company.

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

FOREIGN CURRENCY

Subsidiaries located outside of the U.S. use the local currency as the functional currency.  Assets and liabilities are translated at exchange rates in effect at the consolidated balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholder’s equity and are not tax effected since they relate to investments, which are permanent in nature.  Foreign currency transactions gains and losses are recognized as incurred in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  The Company recognized a foreign currency transaction loss of $1.0 million for 2008, gain of $0.6 million in 2007, and loss of $0.5 million in 2006.

PRODUCT DEVELOPMENT COSTS

Costs associated with the development of new products and changes to existing products are charged to expense as incurred.  These costs amounted to approximately $2.9 million, $2.8 million and $2.4 million in 2008, 2007 and 2006, respectively.  Such costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

ADVERTISING COSTS

The Company records the cost of advertising, including co-operative advertising, as an expense or a reduction of sales when incurred or no later than when the advertisement appears or the event is run.  Co-operative advertising costs are recorded as a selling expense when the customer provides proof of advertising the Company’s products and the payments made to the customer are less than or equal to the cost of the advertisement.  Co-operative advertising costs are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense.  Advertising costs which were recorded as a reduction of sales in the accompanying consolidated statements of operations and comprehensive income (loss) were $23.6 million, $28.6 million and $24.6 million in 2008, 2007 and 2006, respectively.  Advertising costs which were recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) were $91.6 million, $87.0 million and $89.8 million in 2008, 2007 and 2006, respectively.

Simmons Company Notes to Consolidated Financial Statements

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  As of December 27, 2008 and December 29, 2007, we had valuation allowances of $22.9 million and $9.3 million, respectively, against the deferred tax assets related to certain tax loss and certain tax credit carryforwards.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefit of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, management reassesses these probabilities and records any changes in the financial statements as appropriate.

In the first quarter of 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the adoption of FIN 48, the Company initially recognized an $18.3 million increase in its liability for uncertain tax positions on the first day of its fiscal year 2007.  This was accounted for as a decrease in retained earnings of $2.2 million, and increases in goodwill and deferred tax assets of $12.6 and $3.5 million, respectively.

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

The following table presents a reconciliation of the Company’s warranty accrual for 2008, 2007 and 2006 (in thousands):

	December 27,	December 29,	December 30,
	2008	2007	2006
Balance at beginning of year	$4,291	$3,668	$3,009
Additional warranties issued	2,853	2,466	1,627
Accruals related to pre-existing warranties (including change in estimate)	22	296	98
Warranty settlements	(2,403)	(2,139)	(1,066)
Balance at end of year	$4,763	$4,291	$3,668

Simmons Company Notes to Consolidated Financial Statements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability on the Company’s consolidated balance sheet and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of the funded status of a plan as of the date of the Company’s year end consolidated balance sheet.  This pronouncement does not require prior periods to be restated to reflect the impact of SFAS 158.  The Company adopted SFAS 158 on December 29, 2007.  The adoption of the pronouncement did not impact the Company’s results of operations or cash flows.

The following table summarizes the incremental effect of SFAS 158 adoption on the individual line items in the consolidated balance sheet at December 29, 2007 (in thousands):

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

Simmons Company Notes to Consolidated Financial Statements

FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS OF RISK

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities, approximate fair value due to their relatively short maturities.

Under Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3 - Unobservable inputs for which little or no market activity exists.

     The fair value of the Company’s tranche D term loan, Subordinated Notes and Discount Notes is based on Level 1 inputs, quoted market prices as of December 27, 2008, which management believes incorporates the Company's nonperformance risk and credit risk.  The following table compares the carrying values and estimated fair values of the Company’s tranche D term loan, Subordinated Notes and Discount Notes at December 27, 2008 (in millions).

	Carrying	Estimated
	Value	Fair Value
Tranche D term loan	$465.0	$245.1 - $267.4
Subordinated notes	$200.0	$54.6
Discount notes	$245.1	$44.1

Cash and cash equivalents are maintained with several major financial institutions in the U.S., Canada and Puerto Rico.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand.  Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

The Company’s accounts receivable arise from sales to numerous customers in a variety of markets principally throughout the U.S., Canada and Puerto Rico.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not, in most cases, require collateral.  The Company’s five largest customers aggregated approximately 26%, 23% and 25% of sales for each of 2008, 2007 and 2006, respectively, and no single customer accounted for over 10% of the sales in any of those years.

The Company uses short-term foreign currency swaps within the normal course of business as economic hedges principally to manage foreign currency exchange rate risk.  The Company recognizes foreign currency swaps as either an asset or liability measured at its fair value.  The changes in fair value of the foreign currency swaps are recognized through current period income.  The counterparties to the Company’s foreign currency swap agreements are major financial institutions.  The Company has not experienced non-performance by any of its counterparties.  As of December 27, 2008, the Company had no foreign currency swaps outstanding.

SELF-INSURANCE

The Company retains a portion of the risks related to its general liability, product liability, automobile, worker’s compensation and health insurance programs.  The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data.  The estimated accruals for these liabilities could be affected if future occurrences or loss developments significantly differ from utilized assumptions.  The estimated liability associated with settling unpaid medical and worker’s compensation claims is included in accrued liabilities.  As of December 27, 2008 and December 29, 2007, the Company had a liability for exposures to unpaid self-insured claims of $5.7 million and $5.3 million, respectively.

Simmons Company Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  In February 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  The Company implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and elected to defer the adoption of SFAS 157 for non-financial assets and liabilities until the beginning of its fiscal year 2009 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that adopting SFAS 157 for non-financial assets and liabilities will have to its consolidated financial position and results of operations.  The major categories of non-financial assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of the Company’s goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  This guidance was effective in October 2008 and includes those periods for which financial statements have not been issued.  The Company currently does not have financial assets that are valued using inactive markets; therefore, FSP 157-3 will not have an impact on the Company’s consolidated financial statements and results of operations.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces FASB Statement No. 141, Accounting for Business Combinations.  SFAS 141R requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R will be effective for the Company’s business combinations for which the acquisition date is on or after the beginning of fiscal year 2009.  The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends ARB No. 51, Consolidated Financial Statements.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company as of the beginning of fiscal year 2009.  The Company currently does not have a non-controlling interest in a subsidiary; therefore, the adoption of SFAS 160 will not have an impact on the Company’s consolidated financial statements and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 enhances the disclosure framework of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  SFAS 161 expands the disclosures to provide an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for the Company as of the beginning of fiscal year 2009.  The Company currently has no derivative instruments; therefore, the adoption of SFAS 161 will not have an impact on the Company’s disclosures.

In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other post retirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company is in the process of evaluating the impact of this guidance on its disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This staff position will be effective for the Company at the beginning of fiscal year 2009.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and results of operations.

Simmons Company Notes to Consolidated Financial Statements

NOTE C — MERGER AND DISTRIBUTION TO STOCKHOLDERS

On February 9, 2007, Simmons Company completed a merger with Simmons Merger Company, a wholly-owned subsidiary of Simmons Holdco, with Simmons Company being the surviving entity and a wholly-owned subsidiary of Simmons Holdco (the “Merger”).  As a result of the Merger, the Company’s treasury stock and the issued and outstanding class A and class B common stock were retired and the Company issued 100 shares of new common stock with a $0.01 par value to Simmons Holdco.  After the Merger, the ownership structure of Simmons Holdco was identical to the ownership structure of Simmons Company prior to the Merger.  The Merger was treated for accounting purposes as a recapitalization whereby the historical common stock and additional paid-in capital have been recast as if the Merger occurred retroactively.

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

In connection with the Merger, Simmons Holdco borrowed $300.0 million under the Toggle Loan to fund $278.3 million of merger consideration distributed to the Company’s then existing class A stockholders.  For further information on the Toggle Loan (see Note P – Commitments and Contingencies).

NOTE D — ACQUISITIONS AND DISPOSITIONS

2007 Purchase of Certain Assets of CP Holdco, Inc. (“Comfor Products”)

On June 29, 2007, the Company acquired certain intellectual property and other assets of Comfor Products (the “ComforPedic Acquisition”), a specialty producer of foam mattresses and pillows, for $15.4 million (including transaction expenses) plus additional cash and equity consideration based on future operating performance.  Following the acquisition, the Company began marketing and selling foam mattresses and pillows under the ComforPedic by SimmonsTM brand name.

The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values.  All future payments attributable to the purchase price will be recorded as additional goodwill.

2006 Purchase of Simmons Canada Inc. (“Simmons Canada”)

On November 15, 2006, the Company acquired Simmons Canada, a former licensee of the Company and a leading manufacturer of mattresses in Canada, for $113.1 million in cash (the “Canada Acquisition”).  The Canada Acquisition was funded from cash on hand and $20 million of borrowings on the Company’s revolving loan.  Simmons Canada is now a wholly-owned subsidiary of the Company and the results of operations of Simmons Canada have been included in the Company’s consolidated financial statements since the November 15, 2006 acquisition date. The Canada Acquisition provides the Company with direct access to the conventional mattress and foundations market in Canada where Simmons Canada was already one of the leading mattress manufacturers by selling Simmons branded products.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

November 15, 2006
Current assets	$27,279
Property, plant and equipment	17,773
Goodwill	33,381
Other intangibles	62,802
Other assets	800
Total assets acquired	142,035
Current liabilities	(16,945)
Non-current liabilities	(11,991)
Total liabilities assumed	(28,936)
Purchase price net of cash acquired	$113,099

Simmons Company Notes to Consolidated Financial Statements

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

Concurrent with the sale of SCUSA, the Company entered into a multi-year supply agreement with Sleep Train which will result in the Company having a significant ongoing interest in the cash flows of SCUSA.  Since the Company has an ongoing interest in the cash flows of SCUSA, the Company did not report the gain on disposition or SCUSA’s results of operations as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss).

Pro Forma Financial Data

The ComforPedic Acquisition is not considered significant to the Company’s consolidated balance sheet and consolidated statements of operations and comprehensive income (loss).  Therefore, pro forma information has not been presented.

The unaudited pro forma consolidated net sales and net income for 2006 were $1,019.3 million and $18.9 million, respectively, and assume that both the Canada Acquisition and the SCUSA Disposition were completed as of the beginning of the Company’s 2006 fiscal year.

The pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

NOTE E — RESTRUCTURING CHARGES

In June and October 2008, the Company announced workforce reductions in response to the downturn in the economy since the second half of 2007.  These workforce reductions were completed in 2008.  Associates terminated under these announced workforce reductions were offered certain benefits including severance, outplacement services and health insurance.  The Company recognized a pre-tax restructuring charge for severance and benefits of $3.8 million in 2008 related to these planned workforce reductions, which will be payable through March 2010.  The Company will not incur expenses after March 2010 associated with these workforce reductions.

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

The Company recognized a pre-tax restructuring charge in 2008 related to the closure of the facilities of $4.7 million, which consisted of $2.4 million in severance and benefits and $2.3 million in lease facility costs.  In addition to the costs recognized in 2008, the Company anticipates incurring certain other cash charges related to the closure of the facilities that will be expensed as incurred.  These additional charges include cost principally related to maintaining the unoccupied leased facilities and the relocation of manufacturing equipment.  While the estimate of these costs, in total, is not yet final, the Company currently expects that the costs will total approximately $1.4 million to be incurred through the first quarter of 2010.

In September 2008, Charles R. Eitel resigned as Chairman and Chief Executive Officer of the Company and entered into a written separation agreement with the Company.  Mr. Eitel assumed the role of Vice Chairman of the Board of Directors.  The Company recorded a restructuring charge in 2008 of $1.7 million related to severance and benefits payable until September 2010 under the separation agreement.

Simmons Company Notes to Consolidated Financial Statements

  The following table represents the pre-tax restructuring charges related to the above initiatives, including facility closures and organizational changes, recognized during the fiscal year ended December 27, 2008, for each operating segment (in thousands):

Year Ended
December 27,
2008
Domestic	$5,988
Canada	4,260
Total	$10,248

      The Company incurred no restructuring charges in 2007 and 2006.

The following table reconciles the accrued restructuring charges discussed above for the year ended December 27, 2008 (in thousands):

	Balance at December 29, 2007	Expense	Cash Reduction	Foreign Currency Translation	Balance at December 27, 2008
Severance and benefit costs	$-	$7,964	$(2,831)	$(202)	$4,931
Facility lease costs	-	2,284	(446)	(241)	1,597
Accrued restructuring charges	$-	$10,248	$(3,277)	$(443)	$6,528

NOTE F — INVENTORIES

Inventories consisted of the following as of December 27, 2008 and December 29, 2007 (in thousands):

	2008	2007
Raw materials	$19,066	$22,669
Work-in-progress	1,009	1,122
Finished goods	11,763	11,416
	$31,838	$35,207

Simmons Company Notes to Consolidated Financial Statements

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 27, 2008 and December 29, 2007 (in thousands):

	2008	2007
Land, building and improvements	$30,400	$31,770
Leasehold improvements	11,719	8,541
Machinery and equipment	57,790	50,036
Office furniture and equipment	36,619	28,640
Construction in progress	1,784	8,570
	138,312	127,557
Less accumulated depreciation	(51,820)	(40,108)
	$86,492	$87,449

Depreciation expense for 2008, 2007 and 2006 was $16.9 million, $13.3 million and $10.1 million, respectively.  Interest capitalized in 2008 and 2007 was less than $0.1 million in 2008 and $0.8 million in 2007.  No interest was capitalized for 2006.  The unamortized computer software costs included in office furniture and equipment at December 27, 2008 and December 29, 2007 was $17.8 million and $11.8 million, respectively.  The amortization of computer software costs included within depreciation expense for 2008, 2007 and 2006 was $3.4 million, $1.8 million and $1.5 million, respectively.

NOTE H — GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 27, 2008 and December 29, 2007 (in thousands):

	Weighted	2008			2007
	Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets:
Patents	24	$34,484	$(6,743)	$27,741	$34,484	$(5,312)	$29,172
Customer relationships	21	95,033	(20,337)	74,696	98,998	(15,807)	83,191
		$129,517	$(27,080)	$102,437	$133,482	$(21,119)	$112,363
Indefinite-lived intangible assets:
Trademarks		$238,034			$492,184

The aggregate amortization expense associated with the definite-lived intangible assets for the year ended December 27, 2008 was $6.3 million.  The estimated amortization expense for definite-lived intangible assets for each of next five years is $6.2 million.

In the fourth quarter of 2008, the Company significantly lowered its projected future operating results for both its Domestic and Canada reporting units based on deterioration of consumer spending and increased material costs.  The Company’s five year projections of operating results assumed that the current economic downturn would continue through 2009, followed by recovery in the second half of 2010 through 2011, and long-term industry growth rates for 2012 and beyond.  Operating margin assumptions during the five year projection periods were consistent with the Company’s historical averages.  The Company used a 17% discount rate to calculate the terminal value of its reporting units, which was higher than the 14% discount rate used in 2007.  The Company’s discount rate increased principally as a result of higher risk premiums associated with the Company’s debt due to the combination of the Company being in violation of a debt covenant and disruptions in the credit market as of the testing date.  A one percentage point increase in the discount rate would have decreased the fair value of the Domestic and Canada reporting units by $15.0 million and $2.0 million, respectively.  A one percentage point decrease in the discount rate would have increased the fair value of the Domestic and Canada reporting units by $15.0 million and $2.5 million, respectively.  The Company used a long-term growth factor of 4% to calculate the terminal value of its reporting units, which is consistent with the rate used in 2007.  Based on the lower projected future operating results, the Company determined that the forecasted earnings and cash flows of the reporting units no longer supported their carrying value of goodwill.  As a result, non-cash pretax goodwill impairment charges were recognized for its Domestic and Canada reporting units of $294.0 million and $9.9 million, respectively.  Also, as a result of the Company’s lowered projected future operating results, the carrying value of its trademarks exceeded their fair value.  As a result, non-cash pretax trademark impairment charges were recognized for its Domestic and Canada reporting segments of $225.8 million and $17.9 million, respectively.  The Company did not recognize any goodwill or trademark impairment charges for 2007 and 2006.

Simmons Company Notes to Consolidated Financial Statements

The table below shows the changes in the carrying amount of goodwill by the reportable segment for the year ended December 27, 2008 (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 29, 2007	$500,221	$39,905	$540,126
Goodwill impairment	(294,000)	(9,885)	(303,885)
Foreign currency translation adjustment	-	(7,901)	(7,901)
Other	(15)	-	(15)
Balance as of December 27, 2008	$206,206	$22,119	$228,325

NOTE I — ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 27, 2008 and December 29, 2007 (in thousands):

	2008	2007
Accrued wages and benefits	$20,945	$21,845
Accrued advertising and incentives	22,471	40,576
Accrued interest	14,107	13,592
Other accrued expenses	20,474	20,353
	$77,997	$96,366

NOTE J —DEBT

Debt consisted of the following as of December 27, 2008 and December 29, 2007 (in thousands):

	2008	2007
Senior credit facility:
Revolving loan	$64,532	$-
Tranche D term loan	465,000	465,000
Total senior credit facility	529,532	465,000
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes due 2014, net of discount of
$23,894 and $46,835, respectively	245,106	222,165
Other, including capital lease obligations	13,550	14,323
	988,188	901,488
Less current maturities of debt	(975,152)	(772)
	$13,036	$900,716

Simmons Company Notes to Consolidated Financial Statements

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of December 27, 2008, under the revolving loan facility, the Company had $64.5 million of borrowings and $10.4 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.  The Company incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

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

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of December 27, 2008 for the tranche D term loan was 9.6%.  The senior credit facility is guaranteed by THL-SC and all of Simmons Bedding’s material domestic subsidiaries, and Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

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

The financial covenants are as follows:

1)  A minimum cash interest coverage ratio, with compliance levels ranging from cash interest    coverage of no less than 2.75:1.00 for December 27, 2008 and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)  A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.50:1.00 for December 27, 2008 and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

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

Simmons Company Notes to Consolidated Financial Statements

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

As of December 27, 2008, the Company was in compliance with the covenant requirements of the Second Forbearance Agreement.

The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things, increase the applicable margin for both revolving loans and tranche D term loans to either Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met its requirement, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders before April 17, 2009.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million, of which $1.3 million will be paid in 2009, and expensed the third party fees associated with the forbearance agreements.

Simmons Company Notes to Consolidated Financial Statements
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

On April 14, 2009, the Company received a notice sent on behalf of holders of the Discount Notes, purporting to own more than 25% of the $269.0 million principal amount of the outstanding Discount Notes, pursuant to which such holders have notified the Company that its failure to furnish to the holders of the Discount Notes (i) a Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008 and (ii) an Annual Report on Form 10-K for the fiscal year ended December 27, 2008, each as required under the indenture governing the Discount Notes, constitutes defaults thereunder.  With the filing of this Annual Report on Form 10-K for the fiscal year ending December 27, 2008 along with the filing of the Quarterly Report on Form 10-Q for the third quarter ended September 27, 2008, the Company has cured these defaults.  The Company has not received notice of non-compliance with the reporting covenant for the Quarterly Report on Form 10-Q for the first quarter ended March 28, 2009.  If the Company receives such notice and were unable to cure the non-compliance within 60 days of receiving such notice, there would be an event of default under the indenture governing the Discount Notes.

Simmons Company Notes to Consolidated Financial Statements

Toggle Loan

The Company does not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the Company’s cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  During the 2008, the Company provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Aggregate Long-Term Debt Maturities

As a result of Simmons Bedding not being in compliance with the covenants of the senior credit facility and the forbearance period ends within one year of December 27, 2008, the Company has recorded all amounts outstanding under the senior credit facility as a current portion of debt as of December 27, 2008 in the accompanying consolidated balance sheet.  Since the Subordinated Notes and Discount Notes contain default provisions whereby the note holders can accelerate amounts due under both notes if the senior lenders accelerate amounts due under the senior credit facility, the Company recorded all amounts outstanding under the Subordinated Notes and Discount Notes as a current portion of debt as of December 27, 2008 in the accompanying 2008 consolidated balance sheet.

Future maturities of debt, exclusive of the Discount Notes unamortized original issue discount of $23.9 million, as of December 27, 2008 are as follows (in thousands):

2009	$975,152
2010	513
2011	513
2012	709
2013	400
Thereafter	10,901
$988,188

NOTE K — LEASES AND OTHER COMMITMENTS

The Company leases certain manufacturing, office, show room, research and outlet retail facilities and equipment under operating leases.  The Company’s lease expense was $24.3 million, $23.6 million and $25.3 million for 2008, 2007 and 2006, respectively.  The Company’s lease expense for 2006 included $5.8 million associated with the Company’s retail operations, which were disposed of in August 2006 (see Note D – Acquisitions and Dispositions).

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 27, 2008 (in thousands):

2009	$17,946
2010	13,624
2011	10,774
2012	9,140
2013	7,741
Thereafter	13,614
$72,839

Simmons Company Notes to Consolidated Financial Statements

The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2027.  Most of the operating leases provide for increased rent payments tied to increases in general price levels.

The Company has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $30.6 million of raw materials from these vendors in 2009.  If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.

NOTE L — LICENSING

The Company licenses internationally (excluding Canada) the Simmons® and Beautyrest® trademarks, and many of its other trademarks, processes and patents to third-party manufacturers which produce and distribute Simmons® branded conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has 16 foreign licensees and eight sub-licensees.  These foreign licensees have rights to sell Simmons-branded products in over 100 countries.

Additionally, the Company has ten domestic and Canadian third-party licensees.  Some of these licensees manufacture and distribute juvenile furniture and healthcare-related furniture, and non-bedding upholstered furniture. Additionally, the Company has licensed the Simmons® trademark and other trademarks, generally for limited terms, to manufacturers of occasional use airbeds, futons, comforters, pillows, mattress pads, blankets, and other products.

Licensing revenues are recorded as earned, based upon the sales of licensed products by the Company’s licensees.  For 2008, 2007 and 2006 the Company’s licensing agreements as a whole generated royalties and technology fees of approximately $9.5 million, $10.1 million and $8.7 million, respectively.

NOTE M — STOCK BASED COMPENSATION

Under Simmons Holdco’s incentive plans, the Company is authorized to grant up to 821,775 shares of class B common stock of Simmons Holdco as options, restricted stock, warrants or other stock based awards to the management, directors and consultants of the Company.  Vesting of awards is subject to the achievement of performance and service criteria.  As of December 27, 2008, the Company had issued restricted stock awards, stock option awards and warrants under the incentive plans.  Since the Company determined in 2008 that it was unlikely to meet future vesting performance targets for the unvested awards, the Company reversed all previously recognized compensation expense and accruals associated with the unvested awards.  Non-cash stock compensation expense/(benefit) recorded in connection with the awards was $(0.4) million for 2008, less than $0.1 million for 2007 and $0.8 million for 2006.  The Company paid $0.1 million and $0.7 million in 2008 and 2007, respectively, to settle vested stock based awards.

NOTE N — INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006

Current tax provision
Federal	$-	$595	$1,115
State	563	595	147
Foreign	214	785	148
	777	1,975	1,410

Deferred tax provision
Federal	(74,586)	9,899	22,485
State	(4,762)	(1,745)	637
Foreign	(5,952)	(1,481)	(12)
	(85,300)	6,673	23,110
Benefit applied to reduce (increase) goodwill	15	15	(93)
Income tax expense (benefit)	$(84,508)	$8,663	$24,427

Simmons Company Notes to Consolidated Financial Statements

Income (loss) before income taxes consisted of the following:

	2008	2007	2006

Domestic	$(535,657)	$29,538	$71,704
Foreign	(41,062)	3,074	337
	$(576,719)	$32,612	$72,041

The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2008, 2007 and 2006 provision for income taxes is as follows (in thousands):

	2008	2007	2006

Income taxes at U.S. federal statutory rate	$(201,851)	$11,414	$25,214
State income taxes, net of U.S. federal benefit	(5,796)	330	1,092
Goodwill and trademark impairments	106,859	-	-
Book-tax difference on sale of SCUSA	-	-	(3,186)
Valuation allowances, net of reversals	14,058	(637)	2,325
Tax loss credit benefits not previously recognized	(2,241)	39	(2,332)
Reversal of other tax accruals - FIN 48 changes	1,259	1,186	1,257
Meals and entertainment	555	824	338
Change in tax rate used to measure deferred taxes	416	(3,698)	-
General business tax credits	(332)	(319)	(324)
Other, net	2,565	(476)	43
Income tax expense (benefit)	$(84,508)	$8,663	$24,427

    Components of the Company’s net deferred income tax liability as of December 27, 2008 and December 29, 2007 is as follows (in thousands):

	2008	2007

Current deferred income taxes:
Accounts receivable	$1,540	$1,260
Accrued liabilities, not currently deductible	4,589	5,636
Prepaids and other assets not currently taxable	(1,342)	(1,193)
Inventory bases differences	449	250
Valuation allowance	(2,117)	-
Current deferred income tax assets	3,119	5,953
Non-current deferred income taxes:
Property bases differences	(7,884)	(9,332)
Intangibles bases differences	(109,656)	(202,618)
Retirement accruals	3,674	2,240
Net operating loss carryforwards	27,901	11,971
Income tax credit carryforwards	13,361	13,808
Other noncurrent accrued liabilities, not currently deductible	1,861	2,877
Deferred income	(7,275)	-
Valuation allowance	(20,743)	(9,267)
Noncurrent deferred income tax liabilities	(98,761)	(190,321)
Net deferred income tax liability	$(95,642)	$(184,368)

Simmons Company Notes to Consolidated Financial Statements

As of December 27, 2008, the Company had U.S. federal net operating loss carryforwards of $54.1 million.  If not used, these carryforwards will expire in varying amounts between 2023 and 2028.  Additionally, as of December 27, 2008, the Company had state net operating loss carryforwards of $108.5 million and Canadian net operating loss carryforwards of $10.8 million.  If not used, state operating loss carryforwards will expire in varying amounts between 2009 and 2028, and the Canadian net operating loss will expire in 2028.

As of December 27, 2008, the Company had $4.9 million of general business tax credits, $4.3 million of foreign tax credits, and $1.8 million of minimum tax credits available to offset future payments of U.S. federal income tax.  If not used, the general business and foreign tax credits will expire in varying amounts between 2013 and 2028.  The minimum tax credits can be carried forward indefinitely.  The Company also had $2.3 million of state income tax credits, expiring in varying amounts between 2009 and 2025 and $0.1 million of non-U.S. tax credits available to offset future payments of foreign income tax, which can be carried forward indefinitely.  A change in ownership of the Company could potentially limit the utilization of the Company’s net operating losses and tax credit carryforwards.

Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods.  After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded valuation allowances to offset substantially all net deferred income tax assets.

As of December 27, 2008, a valuation allowance of $22.9 million was recorded for the deferred tax assets related to the following carryforward tax benefits: federal net operating losses ($5.9 million), certain state net operating losses ($6.6 million), foreign tax credits ($3.8 million), general business tax credits ($2.4 million), certain state income tax credits ($2.3 million), federal minimum tax credits ($1.8 million), and foreign jurisdiction income tax credits ($0.1 million).  The Company established the valuation allowance for its foreign tax credit carryforwards in the fourth quarter of 2006.  As a direct result of the acquisition of Simmons Canada and the impact of such acquisition on the Company’s calculation of net foreign source income, the Company does not believe at the present time that it will be able to fully utilize its foreign tax credits.  With respect to state tax benefit carryforwards, the valuation allowance that was originally established in 2005 has been adjusted to reflect additional state tax benefits recognized in 2006, 2007 and 2008 for which the Company does not believe it is more-likely-than-not that such benefits will be realized after giving consideration to the expiration period of the state tax benefit carryforwards and current forecasts of future state taxable income.

As of December 29, 2007, the Company had a valuation allowance of $9.3 million for the deferred tax assets related to the following carryforward tax benefits: foreign tax credits ($2.8 million), certain state net operating loss carryforwards ($4.2 million), certain state income tax credits ($2.2 million), and foreign jurisdiction income tax credits ($0.1 million).

Cumulative undistributed losses of the Company's international subsidiaries totaled approximately $12.2 million as of December 27, 2008.

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. As of December 27, 2008, the total gross amount of unrecognized tax benefits was $19.9 million.  Included therein was $17.7 million of net tax benefits that, if recognized, would impact the Company’s effective tax rate.  As of December 29, 2007, the total gross amount of unrecognized tax benefits was $20.1 million.  Included therein was $6.6 million of net tax benefits that, if recognized, would impact the Company’s effective tax rate.  A reconciliation of the beginning and ending balance of unrecognized tax benefits follows (in thousands):
	2008	2007
Beginning balance	$20,113	$21,397
Additions:
Positions taken during the current year	1,554	1,103
Positions taken during a prior period	149	406
Translation adjustments	-	302
Reductions:
Positions taken during a prior period	(943)	(2,656)
Reductions resulting from lapse of statutes of limitation	(374)	(439)
Settlement with tax authorities	(292)	-
Translation adjustments	(328)	-
Ending balance	$19,879	$20,113

        The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest and penalties related to uncertain income tax positions as income tax expense.  As of December 27, 2008 and December 29, 2007, the Company’s uncertain tax positions included interest of $0.9 million and $0.7 million, and penalties of $0.5 million and $0.3 million, respectively.

 The Company and its subsidiaries file income tax returns in the U.S., Canada, and Puerto Rico, as well as in multiple state and provincial jurisdictions therein.  With few exceptions, the Company is no longer subject to income tax examinations by any taxing authorities for years prior to 1999.  The Company is not currently under any U.S., Canada, or Puerto Rico federal income tax audit, nor have there been any notices received of any such anticipated audits.  The Company and its subsidiaries are however subjected to occasional state audits.  None of the current state income tax audits include any proposed adjustments that would be considered significant, individually or in total, for which reserves have not already been accrued.

Simmons Company Notes to Consolidated Financial Statements

NOTE O — RETIREMENT PLANS

PENSION AND POST RETIREMENT PLANS

In connection with the Canada Acquisition, the Company assumed Simmons Canada’s registered combined non-contributory defined benefit and defined contribution pension plan for substantially all of the employees of Simmons Canada.  Under the registered defined benefit plan segment (“Pension Plan”), benefits are based upon an employee’s earnings and years of credited service.  The registered defined benefit plan is funded based on the funding requirements of applicable government regulations.  In addition, the Company assumed Simmons Canada’s retirement compensation arrangements (“RCA”) for certain senior officials of Simmons Canada which provide retirement benefits in addition to the registered defined benefit plan.

The Company also provides post retirement health care and life insurance benefits (“FAS 106 Plans”) for a small group of current and former employees.  The Company accrues the cost of providing post retirement benefits, including medical and life insurance coverage, during the active service period for certain employees.  The FAS 106 Plans are unfunded.

The measurement of the Pension Plan, RCA and FAS 106 Plans was as of December 27, 2008 and December 29, 2007 for each respective period.  The following table sets forth summarized information for the funded status of the Pension Plan, RCA and FAS 106 Plans (in thousands):

	Pension Plan		RCA Plan		FAS 106 Plans
	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Net benefit obligation at beginning of year	$24,892	$21,208	$4,024	$3,255	$1,970	$2,054
Service cost	997	1,496	7	16	35	34
Interest cost	1,126	1,159	166	179	162	121
Actuarial (gain)/ loss	(3,756)	(2,093)	(309)	195	6,726	(170)
Gross benefits paid	(971)	(897)	(236)	(255)	(724)	(69)
Curtailments/contractual termination benefits	1,728	-	-	-	(2,476)	-
Effect of currency exchange rates	(4,991)	4,019	(773)	634	-	-
Net benefit obligation at end of year	$19,025	$24,892	$2,879	$4,024	$5,693	$1,970

Change in plan assets
Fair value of plan assets at beginning of year	$23,305	$18,551	$5,284	$4,578	$-	$-
Actual return on plan assets	(3,581)	(127)	(474)	97	-	-
Actual employer contributions	1,840	2,134	28	4	725	69
Gross benefits paid (actual)	(972)	(897)	(236)	(255)	(725)	(69)
Effect of currency exchange rates	(4,464)	3,644	(1,011)	860	-	-
Fair value of plan assets at end of year	$16,128	$23,305	$3,591	$5,284	$-	$-

Funded status of plan
Surplus (deficit) at end of year	$(2,897)	$(1,587)	$712	$1,260	$(5,693)	$(1,970)

Simmons Company Notes to Consolidated Financial Statements

The following table sets forth the amounts recognized in the accompanying consolidated balance sheets (in thousands):

	Pension Plan		RCA Plan		FAS 106 Plans
	2008	2007	2008	2007	2008	2007
Amounts recognized in the
consolidated balance sheet
Noncurrent asset	$-	$-	$712	$1,260	$-	$-
Current liability	-	-	-	-	(723)	(2,695)
Noncurrent liability	(2,897)	(1,587)	-	-	(4,970)	725
Net amount recognized at end of period	$(2,897)	$(1,587)	$712	$1,260	$(5,693)	$(1,970)

Amounts recognized in accumulated other
comprehensive income (loss) before taxes
Unrecognized transition obligation	-	-	-	-	872	1,488
Net actuarial gain (loss)	(452)	905	(545)	(294)	2,954	(170)
Accumulated other comprehensive income (loss)	$(452)	$905	$(545)	$(294)	$3,826	$1,318

The accumulated benefit obligation of the Pension Plan was $17.3 million and $22.6 million as of December 27, 2008 and December 29, 2007, respectively.

The actuarial present value of the benefit obligation of the Pension Plan, RCA and FAS 106 Plans as of December 27, 2008 and December 29, 2007 were determined based on the following weighted average assumptions:

	Pension Plan		RCA Plan		FAS 106 Plans
	2008	2007	2008	2007	2008	2007
Weighted-average assumptions used to determine net pension obligations
Discount rate	6.5%	5.3%	6.3%	5.3%	6.3%	6.1%
Rate of compensation increase	3.5%	3.5%	3.0%	3.0%	N/A	N/A

The net periodic cost related to the Pension Plan, RCA and FAS 106 Plans included the following components (in thousands):

	Pension Plan			RCA Plan			FAS 106 Plans
	2008	2007	Period from Nov. 15, 2006 to Dec. 30, 2006	2008	2007	Period from Nov. 15, 2006 to Dec. 30, 2006	2008	2007	2006
Components of net periodic cost
Service cost	$997	$1,496	$174	$7	$16	3	$35	$34	$32
Interest cost	1,126	1,159	131	166	179	20	162	121	102
Amortization of transition obligation	-	-	-	-	-	-	233	248	248
Amortization of loss	-	-	-	-	-	-	37	-	-
Expected return on plan assets	(1,372)	(2,093)	(156)	(147)	195	(20)	-	-	-
Curtailment/contractual termination benefits	1,728	-	-	-	-	-	1,472	-	-
Net periodic cost	$2,479	$562	$149	$26	$390	$3	$1,939	$403	$382

Simmons Company Notes to Consolidated Financial Statements

The one time curtailment gain of $0.6 million and a contractual termination benefits charge of $2.3 million both related to the pension plan as a result of the closure of our Bramalea, Ontario plant.  The one time curtailment loss of $1.5 million related to the FAS 106 Plans resulted from the closure of our Atlanta, Georgia plant (see Note E – Restructuring Charges).

The other changes in plan assets and benefit obligations recognized in other comprehensive income included the following pre-tax components (in thousands):

	Pension Plan	RCA Plan	FAS 106 Plans
	2008	2008	2008
Other changes in plan assets and benefit obligations
recognized in other comprehensive income
Current year actuarial loss	$(1,183)	$(308)	$(4,249)
Amortization of transition obligation	-	-	232
Amortization of (gain) loss	-	-	37
Effect of currency exchange rates	(105)	(27)	-
Total loss recognized in other comprehensive income	$(1,288)	$(335)	$(3,980)

The estimated net loss for the Pension Plan and RCA Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be zero and $0.1 million, respectively.  The estimated net loss and transition obligation for the FAS 106 Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0.2 million, respectively.

The obligations and net periodic cost for the FAS 106 Plans are determined based on assumptions relating to health care cost increases.  These assumptions do not have a significant effect on the obligations or net periodic cost.  A 1% increase or decrease in the assumed health care cost trend rate would not have a material effect on the obligations or components of net periodic cost.

	Pension Plan			RCA Plan			FAS 106 Plans
Weighted-average assumptions used to	2008	2007	Period from Nov. 15, 2006 to Dec. 30, 2006	2008	2007	Period from Nov. 15, 2006 to Dec. 30, 2006	2008	2007	2006
determine net pension costs for the period
Discount rate	5.5%	5.0%	5.0%	5.3%	5.0%	5.0%	6.3%	6.1%	6.0%
Expected return on plan assets	7.0%	7.0%	7.0%	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.5%	3.5%	3.0%	3.0%	3.0%	N/A	N/A	N/A

The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected duration of the pension obligation.

The allocation, by asset category, of the assets of the Pension Plan and RCA as of December 27, 2008 and December 29, 2007 was as follows:

	Pension Plan		RCA Plan
	2008	2007	2008	2007
Equity securities	59.0%	55.7%	59.0%	55.8%
Debt securities	37.2%	32.6%	37.4%	33.2%
Cash	3.8%	11.7%	3.6%	11.0%
Total	100.0%	100.0%	100.0%	100.0%

Simmons Company Notes to Consolidated Financial Statements

The Company’s investment strategy for the Pension Plan and RCA is to maximize the long-term rate of return on plan assets within an acceptable level of risk.  The Pension Plan investment policy establishes a target allocation range for each asset class and the fund is managed using these guidelines.  The target allocation of the plans is 60% equity securities and 40% debt securities.  The plans use a number of investment approaches including equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The expected rate of return was determined by modeling the expected long-term rates of return for each asset class held by the plan based on current economic conditions.

The following table sets forth the expected benefit payments related to the Pension Plan and the RCA to be paid out in the periods indicated (in thousands):

Year	Pension Plan	RCA Plan	FAS 106 Plans
2009	$960	$233	$723
2010	870	233	699
2011	910	233	670
2012	976	233	653
2013	1,060	241	528
2014-2018	6,513	1,273	1,968

The Company anticipates making contributions to the Pension Plan and FAS 106 Plans of approximately $1.1 million and $0.7 million, respectively, in 2009 and no contributions are expected for the RCA in 2009.  The contributions to the Pension Plan principally represent contributions required by funding regulations.

OTHER PLANS

The Company has a defined contribution 401(k) plan for substantially all of its U.S. employees other than certain union employees that participate in multi-employer pension plans sponsored by a union.  In 2008, 2007 and 2006, the Company made contributions to the 401(k) plan and the defined contribution segment of the Pension Plan in the aggregate of $4.7 million, $4.6 million and $4.1 million, respectively.

The Company also makes contributions to multi-employer pension plans in the U.S. and Canada sponsored by various unions for the Company’s employees who are members of a union.  In 2008, 2007 and 2006, the Company made contributions of $1.6 million, $1.9 million and $1.7 million, respectively, in the aggregate to such plans.  In addition, the Company maintains unfunded supplemental executive retirement plans (“SERP”) for certain employees and former employees of the Company.  The Company had an accrued liability of $3.1 million and $3.2 million as of December 27, 2008 and December 29, 2007, respectively for the SERP.

Simmons Company Notes to Consolidated Financial Statements

NOTE P — COMMITMENTS AND CONTINGENCIES

From time to time, the Company has been involved in various legal proceedings.  In November 2008, three former employees filed a wrongful dismissal class action against the Company’s subsidiary, Simmons Canada Inc., on behalf of themselves and a proposed class comprised of the unionized former employees who were terminated as a result of the Company’s closure of its Bramalea, Ontario facility in September 2008.  In June 2009, the Company entered into tentative settlement agreements with the plaintiffs, however, the agreement will not be final until certain conditions are met, including plaintiffs' obtaining leave of court to dismiss the case.  With the exception of this matter, the Company believes that all litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

The Company does not guarantee or have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities. Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the Company’s cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  During the 2008, the Company provided $29.1 million of cash to Simmons Holdco, reflected as a dividend in the financial statements of the Company, so that Simmons Holdco could pay interest on the Toggle Loan, repurchase shares of its common stock, and pay operating expenses of Simmons Holdco.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

NOTE Q — SEGMENT INFORMATION

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

The following table summarizes our segment information for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 (in thousands):

Simmons Company Notes to Consolidated Financial Statements

Year Ended December 27, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$900,875	$127,825	$-	$1,028,700
Intersegment net sales	7,282	-	(7,282)	-
Adjusted EBITDA	105,790	9,945	-	115,735
Depreciation and amortization expense	34,285	5,570	-	39,855
Expenditures for long-lived assets	14,949	2,154	-	17,103
Assets	909,704	114,527	(133,434)	890,797

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(457,073)	$(35,138)	$-	$(492,211)
Depreciation and amortization	34,285	5,570	-	39,855
Income tax expense (benefit)	(78,278)	(6,230)	-	(84,508)
Interest expense	65,570	7,909	-	73,479
Goodwill impairment	294,000	9,885	-	303,885
Trademark impairment	225,800	17,872	-	243,672
Transaction expenses including integration costs	1,441	-	-	1,441
Non-recurring professional service fees	500	-	-	500
Restructuring charges	5,988	4,260	-	10,248
Financial reorganization charges	4,859	-	-	4,859
Operational reorganization charges	2,745	3,420	-	6,165
Management fees	(885)	2,725	-	1,840
Non-cash stock compensation expense	(423)	-	-	(423)
ERP system implementation costs	1,776	240	-	2,016
Loss (gain) on foreign currency transactions	1,748	(757)	-	991
State taxes in lieu of income taxes	664	-	-	664
Product regulatory compliance	2,774	-	-	2,774
Other	299	189	-	488
Adjusted EBITDA	$105,790	$9,945	$-	$115,735

Simmons Company Notes to Consolidated Financial Statements

Year Ended December 29, 2007
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$1,001,491	$125,350	$-	$1,126,841
Intersegment net sales	913	-	(913)	-
Adjusted EBITDA	136,934	20,033	-	156,967
Depreciation and amortization expense	25,808	4,817	-	30,625
Expenditures for long-lived assets	21,877	3,178	-	25,055
Assets	1,436,944	178,048	(137,339)	1,477,653

Reconciliation of net income to Adjusted EBITDA:
Net income	$21,580	$2,369	$-	$23,949
Depreciation and amortization	25,808	4,817	-	30,625
Income tax expense	9,339	(676)	-	8,663
Interest expense	68,226	7,956	-	76,182
Transaction expenses including integration costs	4,336	266	-	4,602
Non-recurring professional service fees	3,062	-	-	3,062
Operational reorganization charges	2,111	319	-	2,430
Product regulatory compliance	2,260	-	-	2,260
Management fees	(2,849)	4,524	-	1,675
Non-cash stock compensation expense	93	-	-	93
ERP system implementation costs	1,575	-	-	1,575
(Gain) loss on foreign currency transactions	(1,044)	453	-	(591)
State taxes in lieu of income taxes	844	-	-	844
Other	1,593	5	-	1,598
Adjusted EBITDA	$136,934	$20,033	$-	$156,967

Simmons Company Notes to Consolidated Financial Statements

Year Ended December 30, 2006
(In thousands)

	Domestic	Canada	Other*	Eliminations	Totals

Net sales to external customers	$887,356	$12,724	$61,545	$-	$961,625
Intersegment net sales	12,627	-	-	(12,627)	-
Adjusted EBITDA	141,362	1,931	6,077	(86)	149,284
Depreciation and amortization expense	27,221	591	876	-	28,688
Expenditures for long-lived assets	11,627	147	1,779	-	13,553
Assets	1,345,668	142,363	-	(114,377)	1,373,654

Reconciliation of net income to Adjusted EBITDA:
Net income (loss)	$13,768	$(78)	$34,010	$(86)	$47,614
Depreciation and amortization	27,221	591	876	-	28,688
Income tax expense	10,922	15	13,490	-	24,427
Interest expense	80,319	927	19	-	81,265
Gain on sale of Sleep Country USA	-	-	(43,311)	-	(43,311)
Transaction expenses including integration costs	815	432	453	-	1,700
Operational reorganization charges	4,727	-	-	-	4,727
Product regulatory compliance	673				673
Management fees	1,113	240	306	-	1,659
Non-cash stock compensation expense	760	-	-	-	760
Loss (gain) on foreign currency transactions	745	(196)	-	-	549
State taxes in lieu of income taxes	486	-	234	-	720
Other	(187)	-	-	-	(187)
Adjusted EBITDA	$141,362	$1,931	$6,077	$(86)	$149,284

* Other consists of retail operations prior to the sale of Sleep Country USA, LLC in August 2006.

Simmons Company Notes to Consolidated Financial Statements

NOTE R — RELATED PARTY TRANSACTIONS

In connection with the THL Acquisition, the Company entered into a management agreement (“THL management agreement”) with THL pursuant to which THL renders certain advisory and consulting services to the Company.  In consideration of those services, the Company agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated Adjusted EBITDA of Simmons Bedding for such fiscal year, but before deduction of any such fee.  The fees are paid semi-annually.  The Company also reimburses THL for all out-of-pocket expenses incurred by THL in connection with their services provided under the THL management agreement.   The second forbearance agreement prohibits the Company from paying the THL management fee in cash subsequent to December 10, 2008.  In connection with our restructuring efforts, we have agreed to reimburse the directors of THL for certain legal fees.

Included in selling, general and administrative expenses in the accompanying Consolidated statements of operations and comprehensive income (loss) was $1.8 million for 2008 and $1.7 million for 2007 and 2006 related to the management fees and expenses for services provided by THL to the Company.  As of December 27, 2008 and December 27, 2007, the Company had accrued management fees and expenses of $0.6 million and $0.1 million; respectively, in the accompanying consolidated balance sheets.

NOTE S — SUBSEQUENT EVENTS

On November 12, 2008, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders to refrain from exercising their default related rights and remedies under the senior credit facility.  Since November 12, 2008, Simmons Bedding entered into another forbearance agreement with a majority of its senior lenders on December 10, 2008 and amended that forbearance agreement on March 25, 2009 and May 27, 2009 to, among other things, extend the forbearance period initially contemplated under the original agreement.  The last amendment on May 27, 2009 extended the forbearance period through June 30, 2009 and, upon meeting certain conditions July 31, 2009.

On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding has subsequently entered into a forbearance agreement with more than a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009 and May 27, 2009 with a majority of its noteholders, whereby those noteholders extended their forbearance periods through May 31, 2009 and June 30, 2009, respectively, and upon meeting certain additional conditions, a further extension to July 31, 2009.

As a condition to the forbearance agreement with the senior lenders, the Company initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by the Company’s board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring its debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments due under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  Simmons Bedding, Holdings, and Simmons Holdco would not have the ability to repay any amounts accelerated under their various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco and/or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates or its assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the closure of the Company’s Bramalea, Ontario facility, the National Automobile, Aerospace, Transportation and General Workers Union of Canada and its Local 513 filed an unfair labor practice charge and three former production employees filed a wrongful termination claim against the Company on behalf of themselves and a class of similarly situated former employees.  In June 2009, the Company has entered into tentative settlement agreements as to both disputes, although certain conditions, including obtaining leave of court to dismiss the class action must be met before the settlements will be final.  An estimated settlement amount has been recorded in 2008 as part of the restructuring severance and benefits.

Simmons Company Notes to Consolidated Financial Statements

NOTE T — GUARANTOR / NON-GUARANTOR STATEMENTS

Simmons Bedding’s Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  None of Simmons Bedding’s direct or indirect subsidiaries located in U.S. territories or outside of the United States guarantee the Subordinated Notes (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(94,782)	$993,727	$137,037	$(7,282)	$1,028,700
Cost of products sold	-	3,400	547,389	105,297	(7,282)	648,804
Gross profit	-	(98,182)	446,338	31,740	-	379,896

Operating expenses:
Selling, general and administrative expenses	(11)	218,512	86,867	33,808	-	339,176
Goodwill and trademark impairments	-	-	519,800	27,757	-	547,557
Amortization of intangibles	-	2,955	2,400	949	-	6,304
Intercompany fees	-	(321,540)	318,169	3,371	-	-
Licensing revenues	-	(1,427)	(7,270)	(802)	-	(9,499)
	(11)	(101,500)	919,966	65,083	-	883,538

Operating income (loss)	11	3,318	(473,628)	(33,343)	-	(503,642)

Interest expense	23,241	41,434	853	7,951	-	73,479
Interest income	-	(98)	(71)	(233)	-	(402)
Loss from subsidiaries	(477,110)	(429,027)	-	-	906,137	-
Loss before income taxes	(500,340)	(467,045)	(474,410)	(41,061)	906,137	(576,719)
Income tax expense (benefit)	(8,129)	10,065	(80,229)	(6,215)	-	(84,508)
Net loss	$(492,211)	$(477,110)	$(394,181)	$(34,846)	$906,137	$(492,211)

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 29, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(107,928)	$1,098,346	$137,336	$(913)	$1,126,841
Cost of products sold	-	3,205	579,627	94,336	(913)	676,255
Gross profit	-	(111,133)	518,719	43,000	-	450,586

Operating expenses:
Selling, general and administrative expenses	(5)	226,661	92,806	26,790	-	346,252
Amortization of intangibles	-	2,955	2,251	940	-	6,146
Intercompany fees	-	(335,360)	330,054	5,306	-	-
Licensing revenues	-	(1,170)	(8,058)	(857)	-	(10,085)
	(5)	(106,914)	417,053	32,179	-	342,313

Operating income (loss)	5	(4,219)	101,666	10,821	-	108,273

Interest expense	20,814	46,397	913	8,058	-	76,182
Interest income	-	(93)	(117)	(311)	-	(521)
Income from subsidiaries	37,475	106,543	-	-	(144,018)	-
Income before income taxes	16,666	56,020	100,870	3,074	(144,018)	32,612
Income tax expense (benefit)	(7,283)	18,545	(1,903)	(696)	-	8,663
Net income	$23,949	$37,475	$102,773	$3,770	$(144,018)	$23,949

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(94,581)	$1,033,782	$22,470	$(46)	$961,625
Cost of products sold	-	3,069	524,801	16,340	(46)	544,164
Gross profit	-	(97,650)	508,981	6,130	-	417,461

Operating expenses:
Selling, general and administrative expenses	235	200,966	106,372	4,266	-	311,839
Amortization of intangibles	-	3,222	2,324	109	-	5,655
Intercompany fees	-	(320,490)	319,394	1,096	-	-
Gain on sale of SCUSA	-	-	(43,311)	-	-	(43,311)
Licensing revenues	-	(1,190)	(6,733)	(768)	-	(8,691)
	235	(117,492)	378,046	4,703	-	265,492

Operating income (loss)	(235)	19,842	130,935	1,427	-	151,969

Interest expense	19,039	61,203	904	119	-	81,265
Interest income	-	(2,168)	(140)	971	-	(1,337)
Income from subsidiaries	60,142	118,251	-	-	(178,393)	-
Income before income taxes	40,868	79,058	130,171	337	(178,393)	72,041
Income tax expense (benefit)	(6,746)	18,916	12,121	136	-	24,427
Net income	$47,614	$60,142	$118,050	$201	$(178,393)	$47,614

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of December 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$46,255	$2,337	$6,338	$-	$54,930
Accounts receivable	-	-	75,634	21,904	(1,606)	95,932
Inventories	-	37	27,414	4,387	-	31,838
Other	2,602	17,086	12,505	2,593	-	34,786
Total current assets	2,602	63,378	117,890	35,222	(1,606)	217,486

Property, plant and equipment, net	-	23,335	44,429	18,728	-	86,492
Goodwill and other intangibles, net	-	68,381	439,337	61,078	-	568,796
Other assets	34,736	100,000	512	8,758	(125,983)	18,023
Net investment in and advances to (from) affiliates	(154,430)	434,362	299,351	(1,797)	(577,486)	-
Total assets	$(117,092)	$689,456	$901,519	$121,989	$(705,075)	$890,797
						-
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$245,106	$729,533	$300	$213	$-	$975,152
Accounts payable and accrued liabilities	129	55,714	58,212	30,172	(16,166)	128,061
Total current liabilities	245,235	785,247	58,512	30,385	(16,166)	1,103,213

Long-term debt	-	6,598	12,200	70,935	(76,697)	13,036
Deferred income taxes	-	39,930	88,782	4,775	(34,726)	98,761
Other non-current liabilities	-	25,113	8,319	4,682	-	38,114
Total liabilities	245,235	856,888	167,813	110,777	(127,589)	1,253,124
Stockholder's equity	(362,327)	(167,432)	733,706	11,212	(577,486)	(362,327)
Total liabilities and stockholder's equity	$(117,092)	$689,456	$901,519	$121,989	$(705,075)	$890,797

Simmons Company Notes to Consolidated Financial Statements

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

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$-	$(35,906)	46,765	$2,588	$-	$13,447
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(4,016)	(10,694)	(2,393)	-	(17,103)
Net cash used in investing activities	-	(4,016)	(10,694)	(2,393)	-	(17,103)
Cash flows from financing activities:
Borrowings of senior credit facility	-	64,532	-	-	-	64,532
Payment of other long-term obligations	-	-	(302)	(422)	-	(724)
Payments of debt issuance costs	-	(1,944)	-	-	-	(1,944)
Dividend to Simmons Holdco, Inc.	(29,099)	-	-	-	-	(29,099)
Receipt from (distribution to) affiliates	29,099	15,348	(37,519)	(6,928)	-	-
Net cash provided by (used in) financing activities	-	77,936	(37,821)	(7,350)	-	32,765
Net effect of exchange rate change	-	-	-	(1,699)	-	(1,699)
Change in cash and cash equivalents	-	38,014	(1,750)	(8,854)	-	27,410
Cash and cash equivalents:
Beginning of period	-	8,241	4,087	15,192	-	27,520
End of period	$-	$46,255	$2,337	$6,338	$-	$54,930

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 29, 2007
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(311)	$(44,987)	$100,341	$11,140	$-	$66,183
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(13,648)	(8,065)	(3,342)	-	(25,055)
Acquisition of certain assets of Comfor Products, Inc.	-	(15,379)	-	-	-	(15,379)
Net cash used in investing activities	-	(29,027)	(8,065)	(3,342)	-	(40,434)
Cash flows from financing activities:
Payments of senior credit facility	-	(15,000)	-	-	-	(15,000)
Payment of other long-term obligations	-	-	(302)	(648)	-	(950)
Repurchase of common stock, net	(1)	-	-	-	-	(1)
Dividend to Simmons Holdco, Inc.	(4,963)	-	-	-	-	(4,963)
Excess tax benefits from stock-based compensation	27	-	-	-	-	27
Receipt from (distribution to) affiliates	5,248	87,413	(93,492)	831	-	-
Net cash provided by (used in) financing activities	311	72,413	(93,794)	183	-	(20,887)
Net effect of exchange rate change	-	-	-	1,874	-	1,874
Change in cash and cash equivalents	-	(1,601)	(1,518)	9,855	-	6,736
Cash and cash equivalents:
Beginning of period	-	9,842	5,605	5,337	-	20,784
End of period	$-	$8,241	$4,087	$15,192	$-	$27,520

Simmons Company Notes to Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Year Ended December 30, 2006
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$173	$(51,974)	$151,180	$2,889	$-	$102,268
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(7,990)	(5,389)	(174)	-	(13,553)
Proceeds from the sale of Sleep Country USA, net	-	52,417	-	-	-	52,417
Purchase of Simmons Canada	-	(122,900)	-	9,802	-	(113,098)
Net cash provided by (used in) investing activities	-	(78,473)	(5,389)	9,628	-	(74,234)
Cash flows from financing activities:
Borrowings under new senior credit facility, net	-	480,000	-	-	-	480,000
Payments of senior credit facility	-	(369,933)	-	-	-	(369,933)
Repayment of senior unsecured term loan	-	(140,000)	-	-	-	(140,000)
Payment of other long-term obligations	-	-	(201)	(276)	-	(477)
Repurchase of common stock, net	(181)	-	-	-	-	(181)
Payment of financing fees	(41)	(998)	-	-	-	(1,039)
Excess tax benefits from stock-based compensation	49	-	-	-	-	49
Receipt from (distribution to) affiliates	-	151,395	(141,412)	(9,983)	-	-
Net cash provided by (used in) financing activities	(173)	120,464	(141,613)	(10,259)	-	(31,581)
Net effect of exchange rate change	-	-	-	(291)	-	(291)
Change in cash and cash equivalents	-	(9,983)	4,178	1,967	-	(3,838)
Cash and cash equivalents:			-
Beginning of period	-	19,825	1,427	3,370	-	24,622
End of period	$-	$9,842	$5,605	$5,337	$-	$20,784

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer (“President”) and the Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the President and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 27, 2008.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 27, 2008 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 27, 2008.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the evaluation that occurred during the fourth quarter of 2008 that has materially affected our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT AND DIRECTORS

Our directors and principal officers and their positions and ages as of May 1, 2009 are as follows:

Name	Age	Position
Stephen G. Fendrich	48	President and Chief Operating Officer
Dominick A. Azevedo	54	Executive Vice President - Sales
William S. Creekmuir	53	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Kristen K. McGuffey	43	Executive Vice President, General Counsel and Secretary
Timothy F. Oakhill	46	Executive Vice President - Marketing and Licensing
Kimberly A. Samon	41	Executive Vice President - Human Resources and Assistant Secretary
Mark F. Chambless	52	Senior Vice President - Corporate Controller and Assistant Secretary
Charles R. Eitel	59	Vice Chairman - Board of Directors
Todd M. Abbrecht	40	Director
William P. Carmichael	65	Director
David A. Jones	59	Director
B. Joseph Messner	56	Director
Scott A. Schoen	50	Director
George R. Taylor	38	Director

The present principal occupations and recent employment history of each of our principal officers and directors listed above is as follows:

Stephen G. Fendrich joined us in February 2003 in connection with our acquisition of SC Holdings, Inc. (“SC Holdings”) and has served as President and Chief Operating Officer since January 2008.  In October 2008, Mr. Fendrich assumed leadership of the Company from Mr. Eitel, our former Chairman and Chief Executive Officer (“CEO”), while maintaining his current position of President and Chief Operating Officer.  Prior to assuming his current position, Mr. Fendrich served as Executive Vice President – Sales from August 2005 through December 2007 and prior to that served as President and CEO of our subsidiaries, SC Holdings and SCUSA, which Mr. Fendrich joined in September 2002.  Prior to joining SC Holdings and SCUSA, Mr. Fendrich was Executive Vice President of Franchise Stores for The Mattress Firm from February 2002 to September 2002.  From November 2000 to February 2002, Mr. Fendrich performed consulting work for The Mattress Firm franchises.  From 1986 to November 2000, Mr. Fendrich held various positions with The Mattress Firm including Vice President and Chief Financial Officer and Vice President of Finance and Real Estate.  Mr. Fendrich was one of the founders of The Mattress Firm in 1986.

Dominick A. Azevedo joined us in May 1997 and has served as Executive Vice President – Sales since January 2008.  Prior to assuming his current position, Mr. Azevedo served as Senior Vice President of Sales from July 2007 to January 2008 and served as Senior Vice President of Sales – East from May 2007 to July 2007.  Between June 1998 and May 2007, Mr. Azevedo served in various Vice President of Sales positions for our company.  Prior to joining the Company, Mr. Azevedo held various positions in retail management from 1979 to 1997 for Rhodes Furniture, Huffman Koos and Dean Carpet.

William S. Creekmuir joined us in April 2000 and serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.  Mr. Creekmuir is our Principal Financial Officer.  Mr. Creekmuir served as one of our directors from April 2000 to August 2004.  Prior to joining us, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. (“LADD”), a publicly traded furniture manufacturer.  Prior to joining LADD in 1992, he worked 15 years with the international public accounting firm KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice.  Mr. Creekmuir is also Chairman of the Statistics Committee of ISPA, a member of the Board of Advisors to the Martha and Spencer Love School of Business at Elon University, a member of the Advisory Board of Art Van Furniture, Inc. and a Certified Public Accountant.

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

Charles R. Eitel joined us in January 2000 and has served as Vice Chairman of the Board of Directors since October 2008.  Prior to assuming his current position, Mr. Eitel served as our Chairman of the Board of Directors and Chief Executive Officer from January 2000 through September 2008.  Prior to joining us, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floor coverings, interior fabrics and architectural raised floors.  Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floor Coverings Group, and President of Interface Flooring Systems, Inc.  Mr. Eitel is also a director of Duke Realty Corporation.  Mr. Eitel is a past Chairman of the Board of Directors of the ISPA.

Todd M. Abbrecht has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992.  Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston.  Mr. Abbrecht is also a director of Aramark Corporation, Dunkin’ Brands, Inc. and Warner Chilcott Holdings Company, Limited.

William P. Carmichael became a director of our company in May 2004.  Mr. Carmichael co-founded The Succession Fund in 1998.  Prior to forming The Succession Fund, Mr. Carmichael had 26 years of experience in various financial positions with global consumer product companies, including Senior Vice President with Sara Lee Corporation, Senior Vice President and Chief Financial Officer of Beatrice Foods Company, and Vice President of Esmark, Inc.  Mr. Carmichael is also a director of Cobra Electronics Corporation, The Finish Line, Inc., and Spectrum Brands, Inc. (“Spectrum Brands”).  Mr. Carmichael is also Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Columbia Funds Series Trust II.  Mr. Carmichael is a Certified Public Accountant.  Mr. Carmichael served as a director of Spectrum Brands when it declared bankruptcy on February 3, 2009.

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

B. Joseph Messner became a director of our company in August 2004.  Mr. Messner served as the Chairman of the Board of Directors and Chief Executive Officer of Bushnell Outdoor Products from 1999 through September 2008.  Mr. Messner was President and CEO of First Alert, Inc. from 1996 through 1999.  Mr. Messner is a member of Wind Point Partners Executive Advisor Group.

Scott A. Schoen has been a director of our company since December 2003, following the consummation of the THL Acquisition.  Mr. Schoen is co-President of Thomas H. Lee Partners, which he joined in 1986.  Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co.  Mr. Schoen is also a director of The Nielsen Company.  Mr. Schoen is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network and is also a member of the President’s Council of the United Way of Massachusetts Bay.  He is also a member of the Advisory Board of the Yale School of Management and the Yale Development Board.  Mr. Schoen served as a director of Syratech Corporation when it declared bankruptcy on February 16, 2005 and was a director of Refco Group Ltd. when it declared bankruptcy on October 17, 2005.

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

COMPOSITION OF OUR BOARD OF DIRECTORS

Our board of directors currently consists of seven members.  Each of our directors will hold office until his successor has been elected and qualified.  Our executive officers are elected by and serve at the discretion of our Board of Directors.  There are no family relationships between any of our directors or executive officers.  Our independent directors, as defined by the New York Stock Exchange, are Messrs. Carmichael, Jones, and Messner.

COMMITTEES OF OUR BOARD OF DIRECTORS

Our board of directors has established a special committee, an executive committee, an audit committee, a compensation committee and a nominating and governance committee.

Special Committee:  The members of the special committee are Messrs. Carmichael and Messner.  The special committee was formed by the board of directors on January 23, 2009 for Simmons Bedding and January 30, 2009 for Simmons Holdco, Holdings and THL-SC to evaluate and oversee proposals for the restructuring of our debt obligations, including evaluating other strategic alternatives for Simmons Holdco and its subsidiaries.

Executive Committee:  The members of the executive committee are Messrs. Carmichael and Messner.  The executive committee was formed by the board of directors in connection with the transition of the management of the operations of the Company from Mr. Eitel, our former Chairman and CEO, to Mr. Fendrich, our President and Chief Operating Officer, on October 1, 2008.  The initial members of the executive committee were Messrs. Jones, Messner and Schoen.  On January 23, 2009, Messrs. Jones and Schoen were replaced as members of the committee with Mr. Carmichael.  The committee was formed to perform specific tasks as requested by the board; to provide advice and guidance to senior management concerning the operations of the company; and to perform regular reporting to the board on the committees’ activities.

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

Compensation Committee: The members of the compensation committee are Messrs. Abbrecht and Schoen.  The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation, including determining and approving the compensation of our senior executive officers; reviewing and approving management incentive compensation policies and programs; and reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.

Nominating and Governance Committee:  The members of the nominating and governance committee are Messrs. Abbrecht, Messner and Schoen. The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors.  The nominating and governance committee also develops and recommends to the board of directors approval of, if appropriate, and overseeing implementation of our corporate governance guidelines and principles including the Simmons Code of Ethics for Chief Executive and Senior Financial Officers (“Code of Ethics”) and the Simmons Code of Conduct and Ethics.  The nominating and governance committee also reviews on a regular basis our overall corporate governance policies and recommends improvements when necessary.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below.  This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.  Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

We are privately owned and controlled by THL, a private equity fund.  THL beneficially owned approximately 71.1% of our issued and outstanding fully-diluted capital stock as of December 27, 2008, including the period in which the 2008 compensation elements for our executive officers were determined, and held three of seven seats on our board of directors.

Our compensation strategy, as it relates to named executive officers, has been designed to support and complement the successful long-term growth of the Company.  Our objective in compensating our executive officers is to increase the enterprise value for our shareholders.

In September 2008, Mr. Eitel, who had served as our Chairman and Chief Executive Officer, resigned from the Company and his duties were assumed by Mr. Fendrich, our President and Chief Operating Officer, and the Executive Committee.  Mr. Eitel remains a Vice Chairman of our board.  In March 2009, Robert P. Burch, our former Executive Vice President – Operations, resigned from the Company and his duties were assumed by Mr. Fendrich and Mr. Burch’s previous direct reports.  Our current executive officers other than Mr. Fendrich are Mr. Creekmuir, our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary; Mr. Azevedo, our Executive Vice President – Sales; Ms. Samon, our Executive Vice President - Human Resources and Assistant Secretary; Ms. McGuffey, our Executive Vice President, General Counsel and Secretary; and Mr. Oakhill, our Executive Vice President - Marketing and Licensing (collectively referred to as the “executive leadership team” or “ELT”).  Our highly compensated named executive officers for 2008, as defined by the SEC, are Messrs. Fendrich, Creekmuir, Burch, Azevedo, Oakhill and Eitel.

Corporate Governance

Compensation Committee Authority

Executive officer compensation is administered by the compensation committee of our board of directors, which is composed of two members following the resignation of Mr. Eitel in September 2008.  Mr. Eitel served on the compensation committee until September 25, 2008.  Mr. Schoen has served as the compensation committee chairman and Mr. Abbrecht has served as a member since the THL Acquisition.  Each member approved the compensation arrangements described in this compensation discussion and analysis.  Our board of directors appoints the compensation committee members and delegates to the compensation committee the direct responsibility for, among other matters:

• approving, in advance, the compensation and employment arrangements for our senior executive officers;

• reviewing and approving management incentive compensation policies and programs; and

• reviewing and approving equity compensation programs and exercising discretion over the administration of such programs.

The compensation committee met three times in 2008.

Role of Compensation Experts

Pursuant to its charter, the compensation committee is authorized to obtain at our expense compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees, and other data and documentation as the compensation committee considers appropriate.  In addition, the compensation committee has the authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers.  The compensation committee relied on past consulting advice, new survey data, as well as the factors below in deciding executive compensation for 2008:

• the qualifications, skills and experience level of the respective executive officer;

• the position, role and responsibility of the respective executive officer in the company; and

• the general business and particular compensation experience and knowledge of the compensation committee’s members.

Role of Our Executive Officers in the Compensation Process

Prior to his resignation, Mr. Eitel was actively involved in providing recommendations to the compensation committee in its evaluation and design of 2008 compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers other than himself.  Mr. Eitel relied on market data on similar-sized manufacturing companies provided by survey data and his own personal experience serving in the capacity as our chief executive officer or executive officer of other companies as well as publicly available information for comparable compensation guidance.  Mr. Eitel provided this specific market information to the compensation committee.  Mr. Eitel attended all of the compensation committee’s meetings while a committee member.  Ms. Samon, Executive Vice President of Human Resources, worked closely with Mr. Eitel to offer market data and to prepare recommendations to the compensation committee.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract and retain highly qualified executive officers and to align their interests with those of investors by linking significant components of executive officer compensation with the achievement of specific business and strategic objectives and our overall financial performance.  We seek to employ executive officers who are financially and ethically driven and accordingly, we offer a compensation package that places a significant amount of total compensation at risk by providing a substantial form of it as equity incentives.  Because we are a mid-size company with significant growth targets, we also ensure that base salaries for executives are competitive to that of larger companies.

It has been our view that the total compensation for executive officers should consist of the following components:

• base salaries;

• annual cash incentive awards;

• long-term equity incentive compensation; and

• certain perquisites and other benefits

Historically, we have considered long-term equity incentive compensation to be the most important element of our compensation program for executive officers.  Since the THL Acquisition, THL has expected our executive management team to significantly increase the enterprise value of our company.  We believe that meaningful equity participation by each executive officer is the primary motivating factor that will result in significant increases in enterprise value and sales growth.  This belief is reflected in the aggregate awards of restricted stock and stock options that have been made to our executive officers.

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

Our 2008 incentive compensation program elements were primarily structured to reward our executive officers for achieving certain financial and business objectives, including the following:

• achieving company-wide Adjusted EBITDA targets; and

• achieving company-wide sales targets.

We believe that the attainment of these specific financial objectives assists in the fulfillment of certain of our strategic objectives, namely:

• to increase our enterprise value;

• to grow our company in an efficient manner; and

• to conserve and optimally utilize cash resources for the future growth of our business.

Components of Compensation

Base Salaries

The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. Adjustments in base salary are based on an evaluation of market data, our company-wide performance and the individual executive’s contribution to our performance.  All executive officers’ compensation is reviewed in December for compensation adjustments to take place on January 1 of the following calendar year.  For the 2009 year, our named executive officers elected not to take base salary increases.

Annual Cash Incentive Awards

2008 Management Bonus Plan.  Our named executive officers participated in an annual cash incentive award program, the 2008 Management Bonus Plan.  This program is available to administrative staff and professionals, managers, senior managers and executive officers.  The purpose of each executive officer’s 2008 Management Bonus Plan was to create financial incentives aligned with the overriding objective of increasing enterprise value.

In March 2008, the compensation committee approved financial targets established for us.  These targets included the achievement of specified threshold levels of EBITDA, adjusted for certain non-recurring or non-cash items as allowed under our senior credit facility, (“Adjusted EBITDA”) and revenue, adjusted to exclude certain payments to customers recorded as reductions of revenue under GAAP, (“Adjusted Revenue”) for our 2008 fiscal year.  These financial targets and the associated performance levels that were established represented the factors that the compensation committee deemed most important and which, if achieved, would likely result in an increase in enterprise value.  The specific performance levels were determined with reference to our 2008 budget, which we used to manage our day-to-day business and were determined by our board of directors as representing an aggressive level of growth and financial performance for us in 2008.

Our 2008 financial targets were based on an Adjusted EBITDA target of $204.4 million and an Adjusted Revenue target of $1,392.9 million.

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

The portion of the bonus target related to Adjusted Revenue was prorated from 0% to 100% for Adjusted Revenue between $1,253.6 million and $1,392.9 million.

Each executive officer was eligible to receive a “bonus” factor which was applied to performance achieved beyond reaching the 100% target.  For every percent increase over the financial target, Mr. Eitel’s bonus target increases 5% and Messrs. Fendrich’s, Creekmuir’s, Burch’s, Azevedo’s and Oakhill’s increase 4%.

The following table summarizes, for each highly compensated named executive officer, the target cash incentive awards under the 2008 Management Bonus Plan.  Due to our performance, no cash incentive awards were due under the 2008 Management Bonus Plan; however, the compensation committee elected to pay discretionary bonuses, which included certain named executive officers.

Name	Bonus Target	Bonus Paid
Charles R. Eitel	$714,000	$-
Stephen G. Fendrich	350,000	100,000
William S. Creekmuir	261,000	100,000
Robert P. Burch	204,000	37,500
Dominick A. Azevedo	150,000	37,500
Timothy F. Oakhill	159,000	37,500

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

Restricted Stock and Stock Option Practices

We have awarded all stock options to purchase our common stock to executive officers at the fair value of the common stock on the grant date.  We have not back-dated any option awards.  The fair value of all options granted was determined by our board of directors based on a recommendation from the compensation committee, which utilized a contemporaneous independent valuation of our common stock provided to us by a third-party valuation firm that the compensation committee engaged for such purpose.

As a privately owned company, there has been no market for our common stock.  Accordingly, in 2008, we had no program, plan or practice pertaining to the time of stock option grants to executive officers coinciding with the release of material non-public information.

Perquisites and Other Personal Benefits

We provide certain perquisites to our executives.  These perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in turn allowing greater focus on company-related activities.  More detail on these perquisites may be found in the narrative following the Summary Compensation Table.

Compensation Committee Evaluation of Executive Officer Compensation for 2009

In the fourth quarter of 2008, the compensation committee evaluated executive officers’ pay and approved the cash bonuses for 2009 as follows:

➢ established 2009 periodic cash bonus targets that are calculated as a percentage of the participant’s base salary, with performance metrics which provide for a range of payments in the given period beginning with no bonus below threshold performance metrics, and up to additional bonus payouts for exceeding the performance metrics; and

➢ established performance metrics for achieving a cash bonus which are directly linked to our 2009 operating budget.

Based on current market data and conditions, our named executive officers elected to forgo salary increases in 2009.

Tax Implications of Executive Compensation

We do not believe that Section 162(m) of the Internal Revenue Code, which limits deductions for executive compensation paid in excess of $1.0 million, would be applicable, and accordingly, our compensation committee did not consider its impact in determining compensation levels for our highly compensated executive officers in 2008.

Accounting Implications of Executive Compensation

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

Summary Compensation Table for Fiscal Years 2008, 2007 and 2006

The following table sets forth the aggregate compensation awarded to, earned by or paid to our highly compensated executive officers for 2008, 2007 and 2006.

Name & Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards(3)	All Other Compensation		Total
Stephen G. Fendrich, President & COO	2008	$500,000	$100,000	$(13,095)	$-	$31,045	(4)	617,950
	2007	330,000	84,200	5,093	-	28,583	(4)	447,876
	2006	315,000	264,031	28,373	-	419,657	(4)	1,027,061

William S. Creekmuir, CFO	2008	435,000	100,000	(50,327)	-	32,742	(5)	517,415
	2007	422,000	107,600	19,512	-	31,324	(5)	580,436
	2006	405,000	339,469	67,103	-	39,680	(5)	851,252

Robert P. Burch, EVP - Operations	2008	340,000	37,500	(29,250)	-	29,871	(6)	378,121
	2007	330,000	84,200	11,375	-	37,314	(6)	462,889
	2006	310,000	259,840	63,376	-	73,227	(6)	706,443

Dominick A. Avezedo, EVP - Sales	2008	250,000	37,500	(1,942)	(7,040)	240,663	(7)	519,181
	2007	190,692	32,200	(3,668)	7,040	31,242	(7)	257,506
	2006	165,495	67,948	7,216	-	11,642	(7)	252,301

Timothy F. Oakhill, EVP - Marketing	2008	265,000	37,500	(12,819)	-	91,775	(8)	382,086
	2007	248,333	60,300	4,492	-	62,035	(8)	375,160
	2006	222,000	120,790	17,557	-	20,885	(8)	381,232

Charles R. Eitel, former Chairman and CEO	2008	630,000	-	(80,523)	-	471,831	(9)	1,021,308
	2007	815,000	294,400	31,315	-	187,482	(9)	1,328,188
	2006	780,000	856,239	107,364	-	243,839	(9)	1,987,442

(1) Reflects annual base salary.

(2) Reflects management bonus earned for achieving financial performance targets and/or discretionary bonuses received.

(3) Reflects the stock based compensation expense recognized under SFAS 123(R). For a discussion of assumptions made in the valuation, see “Note M - Stock-Based Compensation” to our audited financial statements included elsewhere in this Annual Report on Form 10-K.  In 2008, we determined that the Company was unlikely to meet future vesting performance targets for the unvested awards, therefore the unvested awards had no market value as of December 27, 2008 and we reversed all stock compensation expense recognized in prior years associated with unvested awards in 2008.

(4) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,800, $6,750 and $6,600 for 2008, 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2008, 2007 and 2006; (iii) life-insurance and long-term disability insurance premiums of $1,582 for 2008 and 2007 and $1,345 for 2006; (iv) financial consulting expense of $5,000 for 2007 and 2006; (v) annual physical exam of $2,500 for 2008 and $3,375 for 2007; (vi) mattress sets of $1,930, $1,255 and $4,616 for 2008, 2007 and 2006, respectively; (vii) non-business travel expenses of $1,143 for 2006; (viii) personal use of the corporate jet of $760 for 2006; (ix) reimbursement of selling expenses related to the sale of Mr. Fendrich’s personal residence of $235,678 for 2006; (x) relocation allowance of $12,803 for 2006; and (xi) the assumption of taxes for certain taxable benefits of $2,233, $1,621 and $142,712 for 2008, 2007 and 2006, respectively.

(5) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,800, $13,500 and $13,200 for 2008, 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2008, 2007 and 2006; (iii) life-insurance and long-term disability insurance premiums of $5,255 for 2008, 2007 and 2006; (iv) mattress sets of $2,837, $1,021 and $3,936 for 2008, 2007 and 2006, respectively; (v) financial consulting expense of $5,000 for 2006; (vi) fees paid to serve as a director of a subsidiary of $280 for 2006; and (vii) the assumption of taxes for certain taxable benefits of $1,850, $2,548 and $3,009 for 2008, 2007 and 2006, respectively.

(6) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $6,900, $6,750 and $6,600 for 2008, 2007 and 2006, respectively; (ii) an annual car allowance of $9,000 for 2008, 2007 and 2006; (iii) financial consulting expense of $5,000 for 2008, 2007 and 2006; (iv) life-insurance and long-term disability insurance premiums of $2,497 for 2008 and 2007 and $2,162 for 2006; (v) annual physical exam of $2,500 for 2008 and 2007 and $4,625 for 2006; (vi) non-business travel expense of $5,712 and $4,958 for 2007 and 2006, respectively; (vii) mattress sets of $1,773, $4,654 and $4,194 for 2008, 2007 and 2006, respectively; (viii) relocation allowance of $23,282 for 2006; and (ix) the assumption of taxes for certain taxable benefits of $2,201, $1,201 and $13,406 for 2008, 2007, and 2006, respectively.

(7) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,800, $12,944 and $11,642 for 2008, 2007 and 2006, respectively; (ii) life-insurance and long-term disability insurance premiums of $5,881 for 2008; (iii) annual physical exam of $3,375 for 2008; (iv) relocation allowance of $145,664 and $13,458 for 2008 and 2007, respectively; and (v) the assumption of taxes for certain taxable benefits of $71,943 and $4,840 for 2008 and 2007, respectively.

(8) Reflects perquisites that we paid for (i) employer contributions to our 401(k) plan of $13,800, $13,500 and $13,200 for 2008, 2007 and 2006, respectively; (ii) financial consulting expense of $5,000 for 2008 and 2007; (iii) life-insurance and long-term disability insurance premiums of $2,143 for 2008 and $1,203 for 2007 and 2006; (iv) annual physical exam of $2,500 for 2008 and 2007 and $4,000 for 2006; (v) business school tuition and associated travel expense of $67,082 and $37,180 for 2008 and 2007; (vi) fees paid to serve as a director of a subsidiary of $284 and $560 for 2007 and 2006, respectively; (vii) mattress sets of $1,167 for 2007; and (viii) the assumption of taxes for certain taxable benefits of $1,250, $1,201 and $1,922 for 2008, 2007 and 2006, respectively.

(9)  Reflects perquisites that we paid for (i) personal use of corporate jet of  $81,410, $116,685 and $160,299 for 2008, 2007 and 2006, respectively; (ii) commuting expenses from Mr. Eitel’s principle residence to our corporate headquarters of $23,398, $10,138 and $15,583 for 2008, 2007 and 2006, respectively; (iii) employer contributions to our 401(k) plan of $6,900, $13,500 and $13,200 for 2008, 2007 and 2006, respectively; (iv) an annual car allowance of $9,000 for 2008 and $12,000 for 2007 and 2006, respectively; (v) mattress sets of $5,746, $9,104 and $11,691 for 2008, 2007 and 2006, respectively; (vi) life-insurance and long-term disability insurance premiums of $7,537 for 2008 and $13,742 for 2007 and 2006; (vii) club membership dues of $4,120, $8,743 and $7,678 for 2008, 2007 and 2006, respectively; (viii) the assumption of taxes for certain taxable benefits of $13,537, $3,570 and $6,933 for 2008, 2007 and 2006, respectively; (ix) non-business travel expenses of $2,713 for 2006; (x) severance of $210,000 for 2008; (xi) annual physical exam of $2,683 for 2008; and (xii) consulting fees of $107,500 for 2008.

Grants of Plan-Based Awards in Fiscal Year 2008

During fiscal year 2008, no grants were made to our named executive officers pursuant to our equity incentive plans.

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

Mr. Burch’s offer of employment contained usual and customary restrictive covenants, including a two-year non-compete, a duty of non-disclosure, and provision relating to non-solicitation/no hire of employees or customers and non-disparagement.  Mr. Burch received no compensation in connection with his departure from our company in 2009.  Messrs. Avezedo’s and Oakhill’s offer of employment contains usual and customary restrictive covenants, including a one-year non-compete, a duty of non-disclosure, and provision relating to non-solicitation/no hire of employees or customers and non-disparagement.  In the event of a termination with “cause” or departure for “good reason,” Messrs. Avezedo and Oakhill are entitled to severance equal to one year of salary.

Potential Post-Employment Payments and Payments on a Change in Control

The information below describes and quantifies certain compensation that would become payable under existing arrangements if the named executive’s employment had terminated on December 27, 2008, given the named executive’s compensation as of such date and based on our fair value of the stock price on that date.  These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) plan and accrued vacation pay.  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name & Principal Position	Benefit	Other than Cause or Good Reason	Justifiable Cause	Death and Incapacity
Stephen G. Fendrich, President & COO	Severance(1)	$1,000,000	-	-
	Health insurance(2)	34,138	-	-

William S. Creekmuir, CFO	Severance(1)	870,000	-	-
	Health insurance(2)	21,460	-	-

Robert P. Burch, EVP - Operations	Severance(1)	680,000	-	-

Dominick A. Azevedo, EVP - Sales	Severance(1)	250,000	-	-

Timothy F. Oakhill, EVP - Marketing	Severance(1)	265,000	-	-

(1)  For termination for other than cause or good reason by the Company or for good reason by the executive, Messrs. Creekmuir, Fendrich and Burch would be entitled to twice their annual salary, and Messrs. Azevedo and Oakhill would be entitled to their annual salary.

(2)  We shall contribute to Messrs. Creekmuir’s and Fendrich’s (including dependents) coverage under our medical, dental and vision plans for a period of up to two years following termination for other than cause or good reason.  After termination, Mr. Creekmuir (including spouse) can continue his coverage under our medical, dental and vision plans at the executive’s COBRA rates until death of the executive and his spouse.

None of our named executive officers have c provisions in their agreements that provide for a cash payout in connection with a change of control of the Company.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table reflects all outstanding equity awards held by our named executive officers as of December 27, 2008:

	Option Awards				Stock Awards
Name & Principal Position	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares that have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that have not Vested(4)
Stephen G. Fendrich, President & COO	30,000	$18.82	1/16/2018	(1)	18,000	(3)	-
William S. Creekmuir, CFO	-	-	-		68,824	(3)	-
Robert P. Burch, EVP - Operations	-	-	-		40,001	(3)	-
Dominick A. Azevedo, EVP Sales	6,120	18.82	1/16/2018	(1)	2,451	(3)	-
	3,440	31.33	6/1/2017	(2)	-		-
Timothy F. Oakhill, EVP - Marketing	-	-	-		9,900	(3)
Charles R. Eitel, former Chairman and CEO	-	-	-		110,117	(3)	-

(1)	Mr. Fendrich’s and Mr. Azevedo’s stock option awards vest ratably over a four year period based on the Company meeting annual Adjusted EBITDA targets starting in 2008.
(2)	Mr. Azevedo’s stock option award vests ratably over a four year period based on the Company meeting annual Adjusted EBITDA targets starting in 2007.
(3)	The unvested restricted stock awards can only vest based on a change of control resulting in Simmons Holdco’s meeting a certain multiple of money target.
(4)	In 2008, we determined that the Company was unlikely to meet future vesting performance targets for the unvested awards, therefore the unvested awards had no market value as of December 27, 2008.

Option Exercises and Stock Vested in 2008

Since the Company failed to meet the awards vesting targets, none of the restricted stock or stock option awards vested.  No stock options were exercised in 2008.

DIRECTOR COMPENSATION

In 2008, directors who also served as employees or who were affiliated with significant stockholders received no compensation for serving on our board of directors.  Non-employee directors not affiliated with a significant stockholder receive director fees of $25,000 per year plus an additional $5,000 for each special board or audit, compensation or nominating and governance committee meeting that they attend in person and an additional $1,000 for such meetings that they attend telephonically.  In addition, non-employee directors not affiliated with a significant stockholder serving on the executive committee received additional director fees of $20,000 per month from October 1, 2008 through January 22, 2009.  After January 23, 2009, directors serving on the executive committee received director fees of $7,500 per month and directors serving on the special committee received director fees of $7,500 per month.  For each executive and special committee meeting, the directors attend after January 23, 2009 an additional $5,000 for the first day of the meeting and $2,500 for each consecutive additional day for meetings attended in person and an additional $1,000 for the meetings that they attend telephonically.

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

The following table sets for the aggregate compensation awarded to, earned by or paid to our directors during 2008.

Director Compensation for the 2008 Fiscal Year

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
William P. Carmichael	$57,000	$(1,097)	$55,903
David A. Jones	47,000	(1,097)	45,903
B. Joseph Messner	44,000	(1,097)	42,903

(1)
Reflects the stock based compensation expense recognized under SFAS 123(R). For a discussion of assumptions made in the valuation, see “Note M - Stock-Based Compensation” to our audited financial statements included elsewhere in this Annual Report on Form 10-K.  In 2008, we determined that the Company was unlikely to meet future vesting performance targets for the unvested awards, therefore the unvested awards had no market value as of December 27, 2008 and we reversed all stock compensation expense recognized in prior years associated with unvested awards in 2008.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee is responsible for our general compensation policies, and in particular is responsible for setting and administering the policies that govern executive compensation.  The compensation committee evaluates the performance of our ELT and determines the compensation levels for the same.

The objective of the compensation committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit us.  The primary elements of executive compensation are base salary, annual cash incentive awards, long-term equity incentive compensation awards and certain other perquisites and other benefits.  The salary is based on factors such as the individual executive officer’s position, role and level of responsibility in the Company; the qualifications, skills, performance and experience of the respective executive officer; and a comparison to similar positions in the Company and in comparable companies.  The annual cash incentive awards are currently based on our performance measured against attainment of financial objectives. Long-term equity incentive awards generally have vesting schedules tied to the achievement of our certain financial objectives and are intended to align management’s interests with ours and our stockholders in promoting our long-term growth.  Further information on each of these compensation elements follows.

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

Long-Term Equity Incentive Awards

We adopted the Equity Plan and ComforPedic Incentive Plan to provide incentives to our management and independent directors and our affiliates by granting them restricted stock, warrants and stock option awards of our class B common stock.  These awards granted to management are intended to provide an incentive for management to continue their employment over a long term and to align their interests with ours by providing a stake in the same.  The compensation committee recommends grants to the board which determines whether such grants are appropriate.  In making such recommendations, the compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants.  In addition, the committee considers the performance of the executive position held and length of employment with us in determining an individual’s award.  The compensation committee also recommends modifications to the terms of award to the board.  Individual awards take into account the individual’s level within the organization, scope of responsibilities and performance.

Other Benefits

Periodically, the compensation committee assesses the other benefits provided to our executive officers and other managers.

The compensation committee continually reviews our compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

The compensation committee has reviewed the compensation discussion and analysis and discussed that analysis with management.  Based on its review and discussions with management, the committee recommended to our board of directors that the compensation discussion and analysis be included in the Company’s Annual Report on Form 10-K for 2008.

Compensation Committee:

Todd M. Abbrecht
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our beneficial ownership, by each member of the board of directors, each of our named executive officers, and each member of our board of directors and our executive officers as a group.  As a result of the Merger, our securityholders exchanged their shares of Simmons Company for shares of Simmons Holdco that are identical to the type and number of Simmons Company shares prior to the Merger.  Simmons Holdco outstanding securities consisted of 3,821,099 shares of class A common stock and 684,481 shares of class B common stock as of June 1, 2009.  The class B common stock was issued to employees pursuant to a restricted stock agreement under the Equity Plan.  See Item 13 “Certain Relationships and Related Party Transactions — Amended and Restated Certificate of Incorporation of Simmons Company.”  The class A common stock and class B common stock generally have identical voting rights.  To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted.  Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

		Percentage		Percentage
	Class A	of Class A	Class B	of Class B
	Common	Common	Common	Common	Percent
Name and Address	Stock	Stock	Stock	Stock	of Total
Principal Securityholders:
Thomas H. Lee Partners L.P. and Affiliates (1)	3,270,940.05	85.6%	-	-%	72.6%
Fenway Partners Capital Fund II, L.P. and Affiliates (2)	387,837.03	10.1%	-	-	8.6%
Directors and Executive Officers:
Charles R. Eitel (3) (5)	60,000.00	1.6%	183,529.00	26.8%	5.4%
Dominick A. Azevedo(3) (4) (6)	971.48	*	3,440.00	*	*
William S. Creekmuir (3) (4) (5)	32,382.75	*	114,706.00	16.8%	3.3%
Stephen G. Fendrich (3) (4) (6)	-	-	42,500.00	6.2%	0.9%
Kristen K. McGuffey (3) (4)	4,069.50	*	15,000.00	2.2%	*
Timothy F. Oakhill (3) (4)	3,250.00	*	15,000.00	2.2%	*
Kimberly A. Samon (3) (4) (6)	-	-	11,000.00	1.6%	*
Todd M. Abbrecht (1)	3,270,940.05	85.6%	-	-	72.6%
William P. Carmichael (3)	-	-	2,500.00	*	*
David A. Jones (3) (5)	2,000.00	*	2,500.00	*	*
B. Joseph Messner (3)	-	-	2,500.00	*	*
Scott A. Schoen (1)	3,270,940.05	85.6%	-	-	72.6%
George R. Taylor (1)	3,270,940.05	85.6%	-	-	72.6%
All directors and named executive officers as a group
(13 persons) (1) (4)	3,373,613.78	88.3%	392,675.00	57.4%	83.6%

*	less than 1%

(1)
Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Great-West Investors LP, Putnam Investment Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC.  Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is also THL Equity Advisors V, LLC, which is registered in the Cayman Islands as a foreign company.  Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation.  Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust.

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

(3)
The address of Charles R. Eitel, Dominick A. Azevedo, William S. Creekmuir, Stephen G. Fendrich, Kristen K. McGuffey, Timothy F. Oakhill, Kimberly A. Samon, David A. Jones, William P. Carmichael, and B. Joseph Messner is c/o Simmons Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4)
Pursuant to a securityholders agreement, the CEO or, in absence of a CEO, the CFO has the voting power of the employees and executive officers as to their Class A and vested Class B common stock shown.  For the unvested Class B shares, the employees and executive officers are required to vote their common stock in the same manner as the majority stockholder.

(5)	Includes shares held in trust for or by immediate family members.

(6)
Excludes 30,000 shares, 2,000 shares and 9,560 shares of class B common stock that may be acquired upon the vesting and exercise of non-qualified stock options held by Mr. Fendrich, Ms. Samon, and Mr. Azevedo, respectively.  All of Mr. Fendrich’s and Ms. Samon’s stock options and 6,120 of Mr. Azevedo stock options  vest ratably over a four year period based on the Company meeting certain annual Adjusted EBITDA targets starting in 2008.  Mr. Azevedo’s remaining stock options vest ratably over a four year period based on the Company meeting certain annual Adjusted EBITDA targets starting in 2007.  Since the Company did not meet the Adjusted EBITDA target for 2007 and 2008, 7,500 of Mr. Fendrich’s stock options, 500 of Ms. Samon’s stock options, and 3,250 of Mr. Azevedo’s stock options did not vest and can only vest based on the change of control provisions of the stock option agreement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 27, 2008 regarding our equity compensation plans.  The plans pursuant to which we may make equity grants is the Equity Plan that was approved by our board of directors and securityholders on November 30, 2006 and The Simmons Manufacturing Co., LLC’s Comfor-Pedic Division Incentive Plan (“ComforPedic Incentive Plan”).  As a result of the Merger, our Equity Plan was assumed by Simmons Holdco.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	118,670	$ 23.54	29,993

Column (a) of the table excludes restricted stock awards issued under the Equity Plan, which authorizes the board of directors to grant up to 821,775 shares of class B common stock through options, restricted stock awards, or other awards to our employees, directors and consultants.  As of December 27, 2008, we had issued restricted stock awards and stock options under the Equity Plan and warrants under the ComforPedic Incentive Plan.  The shares shown in column (c) are remaining shares of class B common stock available for issuance after taking into consideration the shares of class B common stock issued as a restricted stock award or underlying stock options and warrants granted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SEC regulations require that we disclose any transaction, or series of similar transactions, since the beginning of 2008, or any contemplated transactions, in which the Company was or is to be a participant, in whom the amount involved exceeds $120,000 and in which any of the following persons had or will have a direct or indirect material interest:

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

Simmons Bedding paid management fees, inclusive of expenses, of $1.8 million in 2008.

Simmons Bedding also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.  In connection with our restructuring efforts, we have agreed to reimburse the directors of THL for certain legal fees.

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

SECURITYHOLDERS’ AGREEMENT AND EQUITY REGISTRATION RIGHTS AGREEMENT

In connection with the Merger, the Securityholders’ Agreement and the Registration Rights Agreement were terminated, and substantially similar documents were entered into among Simmons Holdco and its securityholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees which were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years was $984,374 and $925,261 for 2008 and 2007, respectively. Audit services consist of fees for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, registration statements and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.  Audit Fees also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.  We have not been billed for any services other than audit services for the two most recent fiscal years.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

Consolidated Balance Sheets at December 27, 2008 and December 29, 2007

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

Notes to the Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II - Valuation Accounts

(a)(3)	The exhibits to this report are listed in section (b) of Item 15 below.

(b)           Exhibits:

The following exhibits are filed with or incorporated by reference into this Form 10-K.  For the purposes of this exhibit index, references to “Simmons Bedding” include Simmons Bedding, both prior to and following the transactions that occurred on December 19, 2003.  The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for Simmons Bedding, File No. 333-76723 (referred to as “1999 S-4”), (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 for Simmons Bedding (referred to as “9/30/00 10-Q”), (iii) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 for Simmons Bedding (referred to as “3/30/02 10-Q”), (iv) Annual Report on Form 10-K for the year ended December 28, 2002 for Simmons Bedding (referred to as “2002 10-K”), (v) Annual Report on Form 10-K for the year ended December 27, 2003 for Simmons Bedding (referred to as “2003 10-K”), (vi) Current Report on Form 8-K filed September 2, 2004 for Simmons Bedding (referred to as “9/02/04 8-K”), (vii) registration statement on Form S-4 under the Securities Act of 1933 for Simmons Company, File No. 333-124138 (referred to as “2005 S-4”), (viii) Current Report on Form 8-K filed August 4, 2005 for Simmons Bedding (referred to as “8/4/05 8-K”), (ix) Current Report on Form 8-K filed September 21, 2005 for Simmons Bedding (referred to as “9/21/05 8-K”), (x) Current Report on Form 8-K filed December 13, 2005 for Simmons Bedding (referred to as “12/13/05 8-K”), (xi) Current Report on Form 8-K filed December 19, 2005 for Simmons Bedding (referred to as “12/19/05 8-K”), (xii) Current Report on Form 8-K filed April 4, 2006 for Simmons Company (referred to as “4/6/06 8-K”), (xiii) Current Report on Form 8-K filed April 19, 2006 for Simmons Company (referred to as “4/19/06 8-K”), (xiv) Current Report on Form 8-K filed April 24, 2006 for Simmons Company (referred to as “4/24/06 8-K), (xv) Current Report on Form 8-K filed May 31, 2006 for Simmons Company (referred to as “5/31/06 8-K”), (xvi) Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 for Simmons Company (referred to as “7/1/06 10-Q”), (xvii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 for Simmons Company (referred to as “9/30/06 10-Q”), (xviii) Current Report on Form 8-K filed October 5, 2006 for Simmons Company (referred to as “10/5/06 8-K”), (xix) Current Report on Form 8-K filed December 6, 2006 for Simmons Company (referred to as “12/6/06 8-K”), (xx) Current Report on Form 8-K filed February 12, 2007 (referred to as “2/12/07 8-K”), (xxi) Current Report on Form 8-K filed June 8, 2007 (referred to as “6/8/07 8-K”), (xxii) Current Report on Form 8-K filed December 7, 2007 (referred to as “12/7/07 8-K”), (xxiii) Annual Report on Form 10-K for the year ended December 29, 2007 for Simmons Company (referred to as “2007 10-K”), (xxix) Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 for Simmons Company (referred to as “6/28/08 10-Q”), (xxx) Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 for Simmons Company (referred to as “9/27/08 10-Q), (xxxi) Current Report on Form 8-K filed December 10, 2008 for Simmons Company (referred to as “12/10/08 8-K”), (xxxii) Current Report on Form 8-K filed February 17, 2009 for Simmons Company (referred to as “2/17/09 8-K”) and (xxxiii) Current Report on Form 8-K filed March 30, 2009 for Simmons Company (referred to as “3/30/09 8-K”).  Exhibits filed herewith have been denoted by a pound sign (#).

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

*4.2	Indenture (including form of note) dated as of December 15, 2004 between Simmons Company and Wells Fargo Bank, National Association, as trustee. (2005 S-4)

*4.3	Exchange and Registration Rights Agreement dated December 15, 2004 among Simmons Company and the Initial Purchasers. (2005 S-4)

*10.1	Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and Simmons Bedding, as Tenant, dated as of April 20, 2000, as amended. (9/30/00 10-Q)

*10.1.1	Second Amendment to Lease Agreement at Concourse between Teachers Concourse, LLC, as Landlord, and Simmons Bedding, as Tenant, dated as of October 6, 2006. (9/30/06 10-Q)

#10.1.2	Third Amendment to Lease Agreement at Concourse between Teachers Concourse, LLC, as Landlord, and Simmons Bedding, as Tenant, dated as of October 1, 2008.

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

*10.11	Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC. (2003 10-K)

*10.12	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Charles R. Eitel. (2003 10-K)

*10.12.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Charles R. Eitel. (4/24/06 8-K)

*10.12.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and Charles R. Eitel. (2007 10-K)

*10.12.3	Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among LLLP Eitel Investments and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.13	Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and William S. Creekmuir. (2003 10-K)

*10.13.1	Senior Manager Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and William S. Creekmuir. (4/24/2006 8-K)

*10.13.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and William S. Creekmuir. (2007 10-K)

*10.13.3	Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among William S. Creekmuir and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.14	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Charles R. Eitel. (2003 10-K)

*10.14.1	Supplement to Employee Agreement dated December 7, 2005 between Charles R. Eitel and Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

*10.14.2	Second Supplement to Employee Agreement dated December 5, 2007 between Charles R. Eitel and Simmons Holdco, Simmons Company and Simmons Bedding Company. (2007 10-K)

*10.15	Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and William S. Creekmuir. (2003 10-K)

*10.15.1	Supplement to Employee Agreement dated December 9, 2005 between William S. Creekmuir and Simmons Company and Simmons Bedding Company. (12/13/05 8-K)

*10.15.2	Second Supplement to Employee Agreement dated December 5, 2007 between William S. Creekmuir and Simmons Holdco, Simmons Company and Simmons Bedding Company. (2007 10-K)

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

*10.16.3	First Amendment dated February 9, 2007 to the Second Amended and Restated Credit and Guaranty Agreement dated May 25, 2006. (2/12/07 8-K)

*10.16.4	Second Forbearance Agreement; Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement. (12/10/08 8-K)

*10.16.5
First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement.  (3/30/09 8-K)

*10.17
Senior Unsecured Term Loan and Guaranty Agreement, dated December 19, 2003, among THL Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent.  (2003 10-K)

*10.18
Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc., Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement.  (2003 10-K)

*10.19	Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.20	2002 Stock Option Plan. (2002 10-K)

*10.21	Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001. (3/30/02 10-Q)

*10.21.1	First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001. (3/30/02 10-Q)

*10.22	Offer of Employment dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.22.1	Non-Compete Agreement dated as of July 14, 2005, among Simmons Bedding and Robert P. Burch. (8/4/05 8-K)

*10.23	Employment Agreement dated as of December 7, 2007 between Simmons Holdco, Inc., Simmons Bedding Company and Stephen G. Fendrich. (12/7/07 8-K)

*10.24	Restricted Stock Agreement dated as of September 9, 2005, between Simmons Company and Robert P. Burch. (9/21/05 8-K)

*10.24.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, among Simmons Company and Robert P. Burch. (4/24/06 8-K)

*10.24.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and Robert P. Burch. (2007 10-K)

*10.24.3	Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among Robert P. Burch and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.25	Restricted Stock Agreement dated as of March 31, 2006, between Simmons Company and Stephen G. Fendrich. (4/6/06 8-K)

*10.25.1	Amended and Restated Restricted Stock Agreement dated as of April 18, 2006, between Simmons Company and Stephen G. Fendrich. (4/24/06 8-K)

*10.25.2	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, among Simmons Company and Stephen G. Fendrich. (2007 10-K)

*10.25.3	Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated March 31, 2006 among Stephen G. Fendrich and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.26	General Release and Separation Agreement dated as of March 31, 2006, among Simmons Bedding, Simmons Company and Rhonda C. Rousch. (4/19/06 8-K)

*10.27	Employment Agreement dated as of November 10, 2006, among Simmons Company, Simmons Bedding Company and Gary S. Matthews. (9/30/06 10-Q)

*10.28	Unit Purchase Agreement by and among ST San Diego, LLC, Sleep Country USA, Inc., SC Holdings, Inc. and Simmons Bedding Company. (7/1/06 10-Q)

*10.29	General Release and Separation Agreement dated as of June 7, 2007, among Simmons Bedding, Simmons Company and Gary S. Matthews. (6/8/07 8-K)

*10.30	Amended and Restated Restricted Stock Agreement dated as of April 14, 2006 for December 2003 issuance, between Simmons Company and Timothy Oakhill. (2007 10-K)

*10.30.1	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, between Simmons Company and Timothy Oakhill. (2007 10-K)

*10.31	Amended and Restated Restricted Stock Agreement dated as of April 14, 2006 for September 2005 issuance, between Simmons Company and Timothy Oakhill. (2007 10-K)

*10.31.1	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, between Simmons Company and Timothy Oakhill. (2007 10-K)

*10.31.2	Second Amendment dated June 30, 2008 to the Amended and Restated Restricted Stock Agreement dated April 17, 2006 among Timothy F. Oakhill and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.32	Restricted Stock Agreement dated as of September 29, 2006, between Simmons Company and Timothy Oakhill. (10/5/06 8-K)

*10.32.1	First Amendment to Amended and Restated Restricted Stock Agreement dated as of January 10, 2007, between Simmons Company and Timothy Oakhill. (2007 10-K)

*10.32.2	Second Amendment dated June 30, 2008 to the Restricted Stock Agreement dated September 29, 2006 among Timothy F. Oakhill and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.33	Employee Letter Agreement dated January 9, 2006 among Simmons Company, Simmons Bedding Company and Timothy F. Oakhill. (2007 10-K)

*10.34	Stock Option Agreement dated January 16, 2008 among Simmons Holdco, Inc. and Stephen G. Fendrich. (2007 10-K)

*10.34.1	First Amendment dated June 30, 2008 to the Stock Option Agreement dated January 16, 2008 among Stephen G. Fendrich and Simmons Holdco, Inc. (6/28/08 10-Q)

*10.35	Forbearance Agreement to Indenture. (2/17/09 8-K)

*10.35.1	Amendment No. 1 to Forbearance Agreement to Indenture. (3/30/09 8-K)

*10.36	General Release and Separation Agreement between Charles R. Eitel, Simmons Holdco, Inc., Simmons Company, THL-SC Bedding Company, and Simmons Bedding Company dated September 30, 2008. (9/27/08 10-Q)

#10.37	Restricted Stock Agreement dated March 31, 2006 between Simmons Company and Dominick A. Azevedo.

#10.37.1	Amended and Restated Restricted Stock Agreement dated as of April 17, 2006, between Simmons Company and Dominick A. Azevedo.

#10.38	Stock Options Agreement dated July 11, 2007 between Simmons Holdco, Inc. and Dominick A. Azevedo.

#10.39	Stock Options Agreement dated January 16, 2008 between Simmons Holdco, Inc. and Dominick A. Azevedo.

#10.40	Employee Letter Agreement dated September 28, 2008 among Simmons Holdco, Inc. and Dominick A. Azevedo.

#12.1	Computation of ratio of earnings to fixed charges

*21.1	Subsidiaries of Simmons Company (2007 10-K)

#31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIMMONS COMPANY

SCHEDULE II — VALUATION ACCOUNTS

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Fiscal year ended December 27, 2008
Doubtful accounts	$2,716	$7,788	$6,910	$3,594
Discounts and returns, net	1,834		19	1,815
	$4,550	$7,788	$6,929	$5,409

Fiscal year ended December 29, 2007
Doubtful accounts	$1,967	$4,271	$3,522	$2,716
Discounts and returns, net	2,362		528	1,834
	$4,329	$4,271	$4,050	$4,550

Fiscal year ended December 30, 2006
Doubtful accounts	$1,661	$958	$652	$1,967
Discounts and returns, net	2,371		9	2,362
	$4,032	$958	$661	$4,329

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY
(Registrant)
June 10, 2009	By: /s/ William S. Creekmuir
William S. Creekmuir, Executive Vice President,
Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Creekmuir, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen G. Fendrich
Stephen G. Fendrich President and Chief Operating Officer	June 10, 2009
(Principal Executive Officer)

/s/ Todd M. Abbrecht	June 10, 2009
Todd M. Abbrecht, Director

/s/ William P. Carmichael	June 10, 2009
William P. Carmichael, Director

/s/ Charles R. Eitel	June 10, 2009
Charles R. Eitel, Vice-Chairman of the Board of Directors

/s/ David A. Jones	June 10, 2009
David A. Jones, Director

/s/ B. Joseph Messner	June 10, 2009
B. Joseph Messner, Director

/s/ Scott A. Schoen	June 10, 2009
Scott A. Schoen, Director

/s/ George R. Taylor	June 10, 2009
George R. Taylor, Director

/s/ Mark F. Chambless	June 10, 2009
Mark F. Chambless, Senior Vice President - Corporate
Controller and Assistant Secretary (Principal Accounting Officer)