Form 10-Q
period 2009-03-28
SIMMONS CO
filed 2009-06-30
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes:           ☑                      No:           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐                                                      Accelerated filer: ☐                                           Non-accelerated filer: ☑  Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of June 1, 2009: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(In thousands)

	Quarters Ended
	March 28,	March 29,
	2009	2008

Net sales	$222,567	$276,881
Cost of products sold	127,671	167,207
Gross profit	94,896	109,674

Operating expenses:
Selling, general and administrative expenses	76,708	88,551
Amortization of intangibles	1,541	1,589
Licensing revenues	(2,123)	(2,568)
	76,126	87,572

Operating income	18,770	22,102

Interest expense	22,820	17,946
Interest income	(6)	(131)
Income (loss) before income taxes	(4,044)	4,287
Income tax expense (benefit)	(823)	1,772
Net income (loss)	(3,221)	2,515

Other comprehensive loss:
Foreign currency translation adjustment	(1,508)	(5,364)
Comprehensive loss	$(4,729)	$(2,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 28,	December 27,
	2009	2008	*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$52,593	$54,930
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $4,893 and $5,409	92,291	95,932
Inventories	30,957	31,838
Deferred financing fees	13,448	13,791
Deferred income taxes	2,636	3,119
Prepaid expenses	10,649	8,141
Other current assets	9,153	9,735
Total current assets	211,727	217,486

Property, plant and equipment, net	82,233	86,492
Goodwill	227,847	228,325
Intangible assets, net	338,095	340,471
Other assets	15,783	18,023
Total assets	$875,685	$890,797

* Derived from the Company's 2008 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 28,	December 27,
	2009	2008 *
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$981,298	$975,152
Accounts payable	37,212	50,064
Accrued liabilities	75,623	77,997
Total current liabilities	1,094,133	1,103,213

Long-term debt	12,982	13,036
Deferred income taxes	97,929	98,761
Other	37,697	38,114
Total liabilities	1,242,741	1,253,124

Commitments and contingencies

Stockholder's deficit:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,190	100,190
Accumulated deficit	(455,817)	(452,596)
Accumulated other comprehensive loss	(11,430)	(9,922)
Total stockholder's deficit	(367,056)	(362,327)
Total liabilities and stockholder's deficit	$875,685	$890,797

* Derived from the Company's 2008 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Quarters Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,221)	$2,515
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,965	8,216
Provision for bad debts	1,304	910
Provision for deferred income taxes	(268)	735
Non-cash interest expense	7,039	6,093
Non-cash stock compensation expense	-	(3)
Net changes in operating assets and liabilities:
Accounts receivable	1,986	(8,611)
Inventories	803	(4,128)
Other current assets	(1,612)	1,136
Accounts payable	(12,750)	7,003
Accrued liabilities	(2,157)	(17,640)
Other, net	(1,053)	(747)
Net cash used in operating activities	(1,964)	(4,521)

Cash flows from investing activities:
Purchases of property, plant and equipment	(192)	(5,292)
Net cash used in investing activities	(192)	(5,292)

Cash flows from financing activities:
Borrowings on revolving loan	-	17,500
Payments of other debt	(54)	(143)
Dividend to Simmons Holdco, Inc.	-	(16,492)
Net cash provided by (used in) financing activities	(54)	865

Net effect of exchange rate changes on cash	(127)	(600)
Change in cash and cash equivalents	(2,337)	(9,548)
Cash and cash equivalents, beginning of period	54,930	27,520
Cash and cash equivalents, end of period	$52,593	$17,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands, except share amounts)
					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Deficit	Translation	Plans	Deficit
December 27, 2008	100	$1	$100,190	$(452,596)	$(6,819)	$(3,103)	$(362,327)
Net loss	-	-	-	(3,221)	-	-	(3,221)
Foreign currency translation	-	-	-	-	(1,508)	-	(1,508)
Comprehensive loss				(3,221)	(1,508)	-	(4,729)
March 28, 2009 (unaudited)	100	$1	$100,190	$(455,817)	$(8,327)	$(3,103)	$(367,056)

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

Liquidity

As of March 28, 2009, the Company had $52.6 million of cash and cash equivalents and less than $0.1 million of availability to borrow additional amounts from its revolving loan under Simmons Bedding’s senior credit facility.  The Company’s outstanding borrowings consisted of Simmons Bedding’s senior credit facility of $529.5 million, Simmons Bedding’s $200.0 million 7.875% senior subordinated notes (“Subordinated Notes”), Simmons Bedding’s other debt of $13.5 million, and Holding’s $251.3 million 10.0% senior discount notes (“Discount Notes”).

Since September 27, 2008, Simmons Bedding has not been in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009 and June 30, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009, and, subject to the satisfaction of certain conditions on or before July 31, 2009, August 14, 2009, respectively.

On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  On February 14, 2009 such default matured into an event of default, which would have given the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders entered into a forbearance agreement, pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009 and June 30, 2009 with a majority of the Subordinated Notes holders, whereby such noteholders extended their forbearance period through May 31, 2009, June 30, 2009, and August 14, 2009, respectively.  Pursuant to the terms of the forbearance agreement, the noteholders party to the forbearance agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the forbearance agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As a condition to the forbearance agreement with Simmons Bedding’s senior lenders, the Company initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring the Company’s debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments or default under the senior credit facility or Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco Inc. (“Simmons Holdco”) would be in default under its $300.0 million senior unsecured loan (“Toggle Loan”).  The Company would not have the ability to repay any amounts accelerated under its various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates, or assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has recorded all amounts outstanding under the senior credit facility, Subordinated Notes and Discount Notes as a current liability in the accompanying consolidated balance sheet.

The unamortized debt issuance costs associated with the senior credit facility, Subordinated Notes and Discount Notes were recorded as a current asset in the accompanying consolidated balance sheet (see Note E – Debt, which contains further information regarding the Company’s debt and related forbearance agreements).  We continue to amortize the debt issuance costs over the remaining life of the debt using the effective interest method.

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 28, 2009, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.  Operating results for the quarter ended March 28, 2009 are not necessarily indicative of future results that may be expected for the fiscal year ending December 26, 2009 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
B.           Inventories

A summary of inventories follows (in thousands):

	March 28,	December 27,
	2009	2008
Raw materials	$19,288	$19,066
Work-in-progress	1,006	1,009
Finished goods	10,663	11,763
	$30,957	$31,838

C.           Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 28, 2009 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 27, 2008	$206,206	$22,119	$228,325
Foreign currency translation adjustment	-	(474)	(474)
Other	(4)	-	(4)
Balance as of March 28, 2009	$206,202	$21,645	$227,847

D.           Warranties

The bedding products that the Company currently manufactures generally include non-prorated warranties as follows:

•	conventional innerspring – 10 years;
•	conventional specialty bedding products – 20 to 25 years; and
•	Juvenile bedding products – 5 years to lifetime

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

The following table presents a reconciliation of the Company’s warranty accrual for the quarters ended March 28, 2009 and March 29, 2008 (in thousands):

	March 28,	March 29,
	2009	2008
Balance at beginning of period	$4,763	$4,291
Additional warranties issued	726	770
Warranty settlements	(901)	(546)
Accruals related to pre-existing warranties (including change in estimate)	316	61
Balance at end of period	$4,904	$4,576

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

E.	Debt

Debt consisted of the following as of March 28, 2009 and December 27, 2008 (in thousands):

	March 28,	December 27,
	2009	2008
Senior credit facility:
Revolving loan	$64,532	$64,532
Tranche D term loan	465,000	465,000
Total senior credit facility	529,532	529,532
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of
$17,747 and $23,894, respectively	251,253	245,106
Other, principally industrial revenue bonds	13,495	13,550
	994,280	988,188
Less current portion	(981,298)	(975,152)
	$12,982	$13,036

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of March 28, 2009, under the revolving loan facility, the Company had $64.5 million of borrowings and $10.4 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.  The Company incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

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

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum, in effect as of March 28, 2009, for the tranche D term loan was 8.5%.  The senior credit facility is guaranteed by THL-SC and all of Simmons Bedding’s domestic subsidiaries, and Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income (loss) to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as the Company interpret the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (loss) (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The financial covenants are as follows:

1) A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2) A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

For the quarter ended September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things; forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009;  and (iii) that certain Third Amendment to Second Forbearance Agreement and Sixth Amendment to the Second and Amended and Restated Credit and Guaranty Agreement (the “Third Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreement and Second Amendment to the Second Forbearance Agreement, the “Amendment to the Second Forbearance Agreement”) on June 30, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement to August 14, 2009, subject to the satisfaction of certain conditions on or before July 31, 2009.

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

As of March 28, 2009, the Company was in compliance with the covenant requirements of the Second Forbearance Agreement, as amended.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things; increase the applicable margin for both revolving loans and tranche D term loans to Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met its requirement, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% ($0.6 million) of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% ($2.6 million) of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million in 2008 and expensed the third party fees associated with the forbearance agreements as incurred.

In connection with the Third Amendment to the Second Forbearance Agreement, Simmons Bedding agreed to pay the senior lenders who approved the agreement a forbearance fee equal to 0.15% ($0.7 million), which the Company capitalized for the quarter ended June 27, 2009.

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

Simmons Bedding did not make a scheduled payment of $7.9 million of interest due on January 15, 2009 on the Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  On February 14, 2009 such default matured into an event of default, which would have given the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the Indenture (“Subordinated Forbearance Agreement”), pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In connection with the Subordinated Forbearance Agreement, Simmons Bedding agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009, May 27, 2009, and June 30, 2009 whereby the majority of the outstanding Subordinated Notes holders extended their forbearance period through May 31, 2009, June 30, 2009, and August 14, 2009, respectively.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement has the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders parties to the Subordinated Forbearance Agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.  In consideration for their entry into the March 25, 2009 amendment to the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement received an amendment fee equal to 0.5% of the aggregate outstanding amount of such holder’s Subordinated Notes ($0.5 million).  The Company capitalized the lender fees of $0.5 million in the quarter ended March 28, 2009 and expensed the third party fees associated with the forbearance agreements as incurred.

The indenture for the Subordinated Notes requires Simmons Bedding to comply with certain restrictive covenants, including restrictions on dividends, and limitations on the occurrence of indebtedness, certain payments and distributions, and sales of Simmons Bedding’s assets and stock.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Discount Notes

The Company’s Discount Notes, with an aggregate principal amount at maturity of $269.0 million, bear interest at the rate of 10.0% per annum payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010.  Prior to December 15, 2009, interest accrues on the Discount Notes in the form of an increase in the accreted value of the Discount Notes.  The Company’s ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from Simmons Bedding to Holdings.

The Discount Notes are redeemable at the Company’s option beginning December 15, 2009 at prices decreasing from 105.0% of the principal amount thereof to par on December 15, 2012 and thereafter.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the Discount Notes.

If any of the Discount Notes are outstanding on June 15, 2010, the Company is obligated to redeem for cash a portion of each Discount Note then outstanding in an amount equal to (i) the excess of the aggregate amount of accrued and unpaid interest and original issue discount on the Discount Notes over (ii) the issue price of the Discount Notes multiplied by the yield to maturity of the Discount Notes (the “Mandatory Principal Redemption Amount”) plus a premium equal to 5.0% (one-half of the coupon) of the Mandatory Principal Redemption Amount.  No partial redemption or repurchase of the Discount Notes pursuant to any other provision of the indenture will alter the obligation of the Company to make this redemption with respect to any Discount Notes then outstanding.  Assuming no redemptions prior to June 15, 2010, the Company would be obligated to make a mandatory principal payment of $90.2 million and an interest and premium payment of $18.0 million on June 15, 2010.

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.

Debt & Related Unamortized Debt Issue Costs Classification

As a result of the covenant default and the lenders having the right to demand payment within the next twelve months on the senior credit facility, Subordinated Notes and, to the extent the rights under the senior credit facility were accelerated, the Discount Notes, the Company has reclassified these debt obligations from non-current liabilities to current liabilities and the related unamortized debt issue costs from non-current assets to current assets on the accompanying condensed consolidated balance sheets.

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

The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income (loss) to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees and unusual or non-recurring items as defined by the Company’s senior credit facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance.  Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following tables summarize our segment information for the quarters ended March 28, 2009 and March 29, 2008:

Quarter Ended March 28, 2009
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$200,594	$21,973	$-	$222,567
Intersegment net sales	3,027	-	(3,027)	-
Adjusted EBITDA	34,984	295	-	35,279
Depreciation and amortization expense	6,965	1,000	-	7,965
Expenditures for long-lived assets	192	-	-	192
Segment assets	899,807	110,398	(134,520)	875,685

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(1,597)	$(1,624)	$-	$(3,221)
Depreciation and amortization	6,965	1,000	-	7,965
Income taxes	824	(1,647)	-	(823)
Interest expense	21,163	1,657	-	22,820
Financial restructuring charges	7,350	-	-	7,350
Management fees	148	302	-	450
Loss on foreign currency	158	318	-	476
State taxes in lieu of income taxes	63	-	-	63
Product regulatory compliance	217	-	-	217
Other	(307)	289	-	(18)
Adjusted EBITDA	$34,984	$295	$-	$35,279

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarter Ended March 29, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$245,002	$31,879	$-	$276,881
Intersegment net sales	63	-	(63)	-
Adjusted EBITDA	30,292	2,689	-	32,981
Depreciation and amortization expense	6,881	1,335	-	8,216
Expenditures for long-lived assets	4,413	879	-	5,292
Segment assets	1,437,384	174,134	(135,580)	1,475,938

Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$3,418	$(903)	$-	$2,515
Depreciation and amortization	6,881	1,335	-	8,216
Income taxes	2,253	(481)	-	1,772
Interest expense	15,831	2,115	-	17,946
Transaction expenses including integration costs	107	-	-	107
Non-recurring professional service fees	408	-	-	408
Operational reorganization charges	760	73	-	833
Management fees	(35)	523	-	488
ERP system implementation costs	482	-	-	482
(Gain) loss on foreign currency	404	(605)	-	(201)
State taxes in lieu of income taxes	106	-	-	106
Other	(323)	632	-	309
Adjusted EBITDA	$30,292	$2,689	$-	$32,981

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

G.           Restructuring Charges

In June and October 2008, the Company announced workforce reductions in response to the downturn in the economy since the second half of 2007.  These workforce reductions were completed in 2008.  Associates terminated under these announced workforce reductions were offered certain benefits including severance, outplacement services and health insurance.  The Company recognized a pre-tax restructuring charge for severance and benefits of $3.8 million in 2008 related to these planned workforce reductions, which will be payable through March 2010.  The Company will not incur cash payments after March 2010 associated with these workforce reductions.

On August 15, 2008, the Bramalea, Ontario facility’s office and production workers, all members of the Canada Auto Workers Union and its Local 513 (“CAW 513”), ceased work and commenced a strike against the facility.  As the strike continued, the Company evaluated its various alternatives, and decided to initiate the actions required to permanently shut down the facility due to the financial impact of the strike and its effect on customers and revenues.  The closure of the Bramalea, Ontario facility was announced in September 2008.  In connection with the facility closure, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada Inc. (“Simmons Canada”), and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees.  The unfair labor practice charge was settled and the Ontario Labour Relations Board dismissed the matter in June 2009.  With respect to the wrongful termination claim, a tentative settlement was executed in June 2009, although certain conditions, including obtaining leave of court to dismiss the class action, must be met before the litigation will be finally resolved.  An estimated settlement amount was recorded as part of the restructuring severance and benefits in 2008.

In September 2008, the Company announced and completed the closure of its Mableton, Georgia manufacturing facility.  The decision to close the Mableton, Georgia facility resulted from the then current macroeconomic environment and lower manufacturing requirements.

The Company recognized a pre-tax restructuring charge in 2008 related to the closure of the Bramalea, Ontario and Mableton, Georgia facilities of $4.7 million, which consisted of $2.4 million in severance and benefits and $2.3 million in lease facility costs.  In addition to the costs recognized in 2008, the Company anticipates incurring certain other cash charges related to the closure of the facilities that will be expensed as incurred.  These additional charges include cost principally related to maintaining the unoccupied leased facilities and the relocation of manufacturing equipment.  While the estimate of these costs, in total, is not yet final, the Company currently expects that the costs will total approximately $1.4 million to be incurred through the first quarter of 2010.

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

The Company incurred no restructuring charges for the quarter ended March 28, 2009 and March 29, 2008. The following table reconciles the accrued restructuring charges discussed above for the quarter ended March 28, 2009 (in thousands):

	Balance at December 27, 2008	Adjustments	Cash Reduction	Foreign Currency Translation	Balance at March 28, 2009
Severance and benefit costs	$4,931	$27	$(1,113)	$(43)	$3,802
Facility lease costs	1,597	-	(462)	(31)	1,104
Accrued restructuring charges	$6,528	$27	$(1,575)	$(74)	$4,906

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
H.           Commitments and Contingencies

From time to time, the Company has been involved in various legal proceedings.  In November 2008, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees.  The unfair labor practice charge was settled and the Ontario Labour Relations Board dismissed the matter in June 2009.  With respect to the wrongful termination claim, a tentative settlement was executed in June 2009, although certain conditions, including obtaining leave of court to dismiss the class action, must be met before the litigation will be finally resolved.  An estimated settlement amount was recorded as part of the restructuring severance and benefits in 2008.

On June 10, 2009, Tempur-Pedic International Inc., Tempur-Pedic Management, Inc. and Tempur-Pedic North America, LLC (collectively “Tempur-Pedic”) filed a lawsuit against certain bedding manufacturers, including Simmons Bedding and its subsidiary, The Simmons Manufacturing Co., LLC (“Simmons Manufacturing”), alleging such companies are violating one of their patents. The lawsuit, which was filed in the U.S. District Court for the Western District of Virginia, outlines patent infringement claims against each of the defendant companies.  The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the lawsuit.  While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.

With the exception of the matters discussed above, the Company believes that all current litigation is routine in nature, incidental to the conduct of its business and not material.

The Company does not guarantee nor have any of our assets pledged as collateral under Simmons Holdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities.  Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Simmons Holdco is dependent on the Company’s cash flows to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  Under the terms of the credit agreement governing the Toggle Loan, Simmons Holdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Simmons Holdco has elected to make its February and August 2009 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

I.           Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The Company adopted SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and adopted SFAS 157 for nonfinancial assets and liabilities at the beginning of its fiscal year 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that SFAS 157 will have on its goodwill and intangible asset impairment testing, which is performed annually during the Company’s fiscal fourth quarter unless a triggering event indicates that such test should be performed earlier in the fiscal year.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces FASB Statement No. 141, Accounting for Business Combinations.  SFAS 141R requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date.  SFAS 141R will be effective for the Company and business combinations for which the acquisition date is on or after the beginning of fiscal year 2009.  The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FAS 107-1 and APB 28-1").  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company is still assessing the impact of this guidance on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”).  This FSP amends FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FAS 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.  This standard is effective for fiscal years ending after December 15, 2009.  The Company is assessing the impact of this guidance on the Company’s consolidated financial statements.

J.	Subsequent Events

On May 27, 2009 and June 30, 2009, Simmons Bedding amended its forbearance agreements with the majority of its senior lenders and noteholders to extend the forbearance period through June 30, 2009 and August 14, 2009, respectively, provided that the extension of the forbearance period with the senior lenders to August 14, 2009 is subject to the satisfaction of certain conditions on or before July 31, 2009.

On June 10, 2009, Tempur-Pedic filed a lawsuit against certain bedding manufacturers, including Simmons Bedding and its subsidiary, Simmons Manufacturing, alleging such companies are violating one of their patents. The lawsuit, which was filed in the U.S. District Court for the Western District of Virginia, outlines patent infringement claims against each of the defendant companies. The Company intends to defend this action and cannot, at this time, reasonably predict the ultimate outcome of the lawsuit.  While the Company does not expect that any sums it may have to pay in connection with this or any other legal proceeding would have a materially adverse effect on its consolidated financial position or net cash flows, a future charge for damage awards could have a significant impact on the Company’s net income in the period in which it is recorded.

In November 2008, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees.  The unfair labor practice charge was settled and the Ontario Labour Relations Board dismissed the matter in June 2009.  With respect to the wrongful termination claim, a tentative settlement was executed in June 2009, although certain conditions, including obtaining leave of court to dismiss the class action, must be met before the litigation will be finally resolved.  An estimated settlement amount was recorded as part of the restructuring severance and benefits in 2008.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

K.           Guarantor / Non-Guarantor Statements

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and THL-SC Bedding (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  None of Simmons Bedding’s direct or indirect subsidiaries located in U.S. territories or outside of the U.S. guarantee the 7.875% senior subordinated notes due 2014 (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 28, 2009
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(21,210)	$222,613	$24,191	$(3,027)	$222,567
Cost of products sold	-	475	111,428	18,795	(3,027)	127,671
Gross profit	-	(21,685)	111,185	5,396	-	94,896
Operating expenses:
Selling, general and administrative expenses	-	54,484	16,175	6,049	-	76,708
Amortization of intangibles	-	739	600	202	-	1,541
Intercompany fees	-	(78,355)	77,607	748	-	-
Licensing revenues	-	(275)	(1,697)	(151)	-	(2,123)
	-	(23,407)	92,685	6,848	-	76,126
Operating income (loss)	-	1,722	18,500	(1,452)	-	18,770
Interest expense	6,229	14,756	192	1,643	-	22,820
Interest income	-	(6)	(24)	24	-	(6)
Income from subsidiaries	3,008	15,688	-	-	(18,696)	-
Income (loss) before income taxes	(3,221)	2,660	18,332	(3,119)	(18,696)	(4,044)
Income tax expense (benefit)	-	(348)	1,094	(1,569)	-	(823)
Net income (loss)	$(3,221)	$3,008	$17,238	$(1,550)	$(18,696)	$(3,221)

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 29, 2008
(in thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(22,152)	$265,281	$33,815	$(63)	$276,881
Cost of products sold	-	802	141,917	24,551	(63)	167,207
Gross profit	-	(22,954)	123,364	9,264	-	109,674
Operating expenses:
Selling, general and administrative expenses	-	58,824	22,413	7,314	-	88,551
Amortization of intangibles	-	739	600	250	-	1,589
Intercompany fees	-	(83,998)	82,700	1,298	-	-
Licensing revenues	-	(401)	(1,933)	(234)	-	(2,568)
	-	(24,836)	103,780	8,628	-	87,572
Operating income	-	1,882	19,584	636	-	22,102
Interest expense	5,643	9,930	242	2,131	-	17,946
Interest income	-	(7)	(32)	(92)	-	(131)
Income from subsidiaries	6,295	13,672	-	-	(19,967)	-
Income before income taxes	652	5,631	19,374	(1,403)	(19,967)	4,287
Income tax expense (benefit)	(1,863)	(664)	4,781	(482)	-	1,772
Net income	$2,515	$6,295	$14,593	$(921)	$(19,967)	$2,515

Supplemental Consolidating Condensed Balance Sheets
As of March 28, 2009
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$43,715	$2,462	$6,416	$-	$52,593
Accounts receivable	-	-	74,956	20,224	(2,889)	92,291
Inventories	-	37	26,088	4,832	-	30,957
Other	2,522	26,604	3,994	2,823	(57)	35,886
Total current assets	2,522	70,356	107,500	34,295	(2,946)	211,727

Property, plant and equipment, net	-	21,977	42,776	17,480	-	82,233
Goodwill and other intangibles, net	-	67,642	438,733	59,567	-	565,942
Other assets	34,739	97,825	494	8,455	(125,730)	15,783
Net investment in and advances to (from) affiliates	(152,935)	451,168	322,740	(2,185)	(618,788)	-
Total assets	$(115,674)	$708,968	$912,243	$117,612	$(747,464)	$875,685

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$251,253	$729,532	$300	$213	$-	$981,298
Accounts payable and accrued liabilities	129	50,121	51,088	30,396	(18,899)	112,835
Total current liabilities	251,382	779,653	51,388	30,609	(18,899)	1,094,133

Long-term debt	-	6,456	12,200	69,377	(75,051)	12,982
Deferred income taxes	-	39,510	89,723	3,422	(34,726)	97,929
Other non-current liabilities	-	25,173	7,987	4,537	-	37,697
Total liabilities	251,382	850,792	161,298	107,945	(128,676)	1,242,741
Stockholder's equity (deficit)	(367,056)	(141,824)	750,945	9,667	(618,788)	(367,056)
Total liabilities and stockholder's equity (deficit)	$(115,674)	$708,968	$912,243	$117,612	$(747,464)	$875,685

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of December 27, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$46,255	$2,337	$6,338	$-	$54,930
Accounts receivable	-	-	75,634	21,904	(1,606)	95,932
Inventories	-	37	27,414	4,387	-	31,838
Other	2,602	17,086	12,505	2,593	-	34,786
Total current assets	2,602	63,378	117,890	35,222	(1,606)	217,486

Property, plant and equipment, net	-	23,335	44,429	18,728	-	86,492
Goodwill and other intangibles, net	-	68,381	439,337	61,078	-	568,796
Other assets	34,736	100,000	512	8,758	(125,983)	18,023
Net investment in and advances to (from) affiliates	(154,430)	434,362	299,351	(1,797)	(577,486)	-
Total assets	$(117,092)	$689,456	$901,519	$121,989	$(705,075)	$890,797
						-
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$245,106	$729,533	$300	$213	$-	$975,152
Accounts payable and accrued liabilities	129	55,714	58,212	30,172	(16,166)	128,061
Total current liabilities	245,235	785,247	58,512	30,385	(16,166)	1,103,213

Long-term debt	-	6,598	12,200	70,935	(76,697)	13,036
Deferred income taxes	-	39,930	88,782	4,775	(34,726)	98,761
Other non-current liabilities	-	25,113	8,319	4,682	-	38,114
Total liabilities	245,235	856,888	167,813	110,777	(127,589)	1,253,124
Stockholder's equity (deficit)	(362,327)	(167,432)	733,706	11,212	(577,486)	(362,327)
Total liabilities and stockholder's equity (deficit)	$(117,092)	$689,456	$901,519	$121,989	$(705,075)	$890,797

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 28, 2009
(In thousands)

		Issuer and Guarantor
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$-	$(25,349)	$23,636	$(251)	$-	$(1,964)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(187)	-	(5)	-	(192)
Net cash used in investing activities	-	(187)	-	(5)	-	(192)
Cash flows from financing activities:
Repayment of long-term obligations	-	22,996	(23,384)	334	-	(54)
Net cash provided by (used in) financing activities	-	22,996	(23,384)	334	-	(54)
Net effect of exchange rate changes	-	-	(127)	-	-	(127)
Change in cash and cash equivalents	-	(2,540)	125	78	-	(2,337)
Cash and cash equivalents:
Beginning of period	-	46,255	2,337	6,338	-	54,930
End of period	$-	$43,715	$2,462	$6,416	$-	$52,593

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 27, 2008, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2008 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

Business Overview

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  We have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2008, we derived approximately 88% of our net sales from our Domestic segment.

As of September 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding entered into a forbearance agreement with a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through August 14, 2009, provided that the extension of the forbearance period with the senior lenders to August 14, 2009 is subject to meeting certain conditions by July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.  For further information regarding our debt covenant violations and related forbearance agreements, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”
Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:
	Quarters Ended
	March 28,	March 29,
	2009	2008

Net sales	100.0%	100.0%
Cost of products sold	57.4%	60.4%
Gross margin	42.6%	39.6%

Operating expenses:
Selling, general and administrative expenses	34.5%	32.0%
Amortization of intangibles	0.7%	0.6%
Licensing revenues	-1.0%	-0.9%
	34.2%	31.6%

Operating income	8.4%	8.0%

Interest expense	10.3%	6.5%
Interest income	0.0%	-0.0%
Income (loss) before income taxes	-1.8%	1.5%
Income tax expense (benefit)	-0.4%	0.6%
Net income (loss)	-1.4%	0.9%

Quarter Ended March 28, 2009 as Compared to the Quarter Ended March 29, 2008

Net Sales.  Our consolidated net sales decreased $54.3 million, or 19.6%, to $222.6 million for the quarter ended March 28, 2009 compared to $276.9 million for the quarter ended March 29, 2008 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $41.4 million, or 16.9%, to $203.6 million (includes $3.0 million of inter-segment net sales) for the quarter ended March 28, 2009 compared to $245.1 million (includes $0.1 million in inter-segment net sales) during the same period of 2008.  Our Domestic segment net sales decreased for the quarter ended March 28, 2009 primarily as a result of a decrease in our conventional bedding unit volume of 18.2%, or approximately $42.8 million, which was partially offset by an increase in average unit selling price (“AUSP”) of 1.0%, or approximately $2.0 million, compared to the same period of 2008.  We attribute our conventional bedding unit volume decline principally due to the U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Our conventional bedding AUSP increased primarily due to our March 2008 and June 2008 price increases.

Our Canada segment net sales decreased $9.9 million to $22.0 million for the quarter ended March 28, 2009 compared to $31.9 million for the quarter ended March 28, 2008.  In local currency, our Canada segment net sales decreased for the quarter ended March 28, 2009 by 14.2% compared to the same period of 2008 due to a decline in conventional bedding unit volume and AUSP of 13.7% and 1.0%, respectively.  Our Canada segment unit volume decreased principally due to a weak retail environment in Canada and production issues following the closure of our Bramalea, Ontario facility in September 2008 resulting in less customer promotional activity during the first quarter of 2009 compared to the same period of 2008.  The Company has resolved the production issues since the end of the first quarter of 2009.

Gross Profit.  Our consolidated gross profit decreased $14.8 million to $94.9 million (42.6% of consolidated net sales) for the quarter ended March 28, 2009 compared to $109.7 million (39.6% of consolidated net sales) for the quarter ended March 29, 2008.  Our Domestic segment gross profit decreased $10.9 million to $90.2 million (44.3% of Domestic segment net sales) for the quarter ended March 28, 2009 compared to $101.0 million (41.2% of Domestic segment net sales) for the quarter ended March 29, 2008.  Our Domestic segment gross margin increased 3.1 percentage points for the first quarter of 2009 compared to the same period of 2008 principally due to a 6.3% decrease in our conventional bedding material costs per unit, partially offset by a 4.1% increase in our conventional bedding manufacturing cost per unit.  Our material cost per unit decreased primarily due to deflation in the costs of raw materials, particularly in the price of foam, steel, lumber and encasing material.  Our manufacturing cost per unit increased principally due to our fixed manufacturing costs being absorbed by fewer units.

Our Canada gross profit decreased $3.9 million to $4.7 million (21.5% of Canada segment net sales) for the quarter ended March 28, 2009 compared to $8.6 million (27.1% of Canada segment net sales) for the quarter ended March 29, 2008.  Our Canada segment gross margin decreased 5.6 percentage points due primarily to (i) the purchasing of product from the Domestic segment, which is more costly than to manufacture in Canada, following the closure of the Bramalea, Ontario facility; and (ii) inflation in material costs.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $11.8 million for the quarter ended March 28, 2009 to $76.7 million (34.5% of consolidated net sales) compared to $88.6 million (32.0% of consolidated net sales) for the quarter ended March 29, 2008.  Our Domestic segment SG&A decreased $10.7 million to $71.0 million (34.9% of Domestic segment net sales) for the quarter ended March 28, 2009 from $81.7 million (33.3% of Domestic segment net sales) for the quarter ended March 29, 2008.  Our Domestic segment SG&A decreased due principally to (i) lower volume variable selling and distribution expenses of $8.6 million due principally to lower sales volumes; (ii) lower fixed selling and brand development expenses of $5.5 million principally due to timing of floor sample shipments and other cost savings initiatives; and (iii) lower salaries and fringe benefits of $3.4 million principally due to our June and November 2008 reductions in workforce.  Partially offsetting these decreases for the quarter ended March 28, 2009 compared to the same period of 2008, we incurred $7.4 million of incremental legal and professional fees associated with our financial restructuring efforts, incremental bad debt expense of $0.4 million, and incremental bonus expense of $2.6 million as a result of our financial performance exceeding our budget.

Our Canada segment SG&A decreased $1.1 million to $5.7 million (25.9% of Canada segment net sales) for the quarter ended March 28, 2009 from $6.8 million (21.5% of Canada segment net sales) for the quarter ended March 29, 2008.  Our Canada segment SG&A decreased principally due to lower volume variable selling and distribution costs and cost savings initiatives.

Amortization of Intangibles.  For the quarter ended March 28, 2009, amortization of intangibles decreased less than $0.1 million to $1.5 million compared to $1.6 million for the quarter ended March 29, 2008.

Interest Expense.  For the quarter ended March 28, 2009, interest expense increased $4.9 million to $22.8 million from $17.9 million for the quarter ended March 29, 2008.  The increased interest expense for the quarter ended March 28, 2009 was primarily due to the forbearance agreement, as amended, with our senior lenders which raised the base rates on our senior credit facility as well as higher average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our Discount Notes and the amortization of deferred financing fees, increased $0.9 million to $7.0 million for the quarter ended March 28, 2009 compared to $6.1 million for the quarter ended March 29, 2008.

Income Taxes.  The effective income tax rate for the quarter ended March 28, 2009 of 20.4% was lower than the effective income tax rate of 41.3% for the quarter ended March 29, 2008 principally due to the effect of a valuation allowance on net operating losses that resulted in the non-recognition of tax benefits in the U.S. federal jurisdiction for the quarter ended March 28, 2009. Consequently, an overall annual effective estimated tax rate for the quarter ended March 28, 2009 was not reasonably estimable.  Excluding discrete items, the effective income tax rate for the quarter ended March 29, 2008 reflected the Company's expected full year tax rate on reported income before income taxes of approximately 36%.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities of Simmons Bedding and its subsidiaries and (ii) borrowings available under Simmons Bedding’s senior credit facility.  Restrictive covenants in our debt agreements restrict our ability to pay cash dividends and make other distributions.  Our primary use of funds consists of payments for working capital requirements, capital expenditures, customer supply agreements, principal and interest for our debt and acquisitions.  As of March 28, 2009, we had $52.6 million of cash on hand and less than $0.1 million of availability to borrow under Simmons Bedding’s revolving loan facility.  As of May 30, 2009, we had $57.3 million of cash on hand.

As of September 27, 2008, Simmons Bedding was not in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into a forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility.  On January 15, 2009, Simmons Bedding did not make a scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  As a result, Simmons Bedding entered into a forbearance agreement with a majority of the outstanding Subordinated Notes holders, pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture.  Both forbearance agreements, as amended, with our senior lenders and the noteholders provide a forbearance period through August 14, 2009, provided that the extension of the forbearance period with the senior lenders to August 14, 2009 is subject to the satisfaction of certain conditions on or before July 31, 2009.  We incurred fees and expenses in connection with the forbearance agreements and related amendments.

As a condition to the forbearance agreement with our senior lenders, we initiated a financing restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring our debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives of the Company.  There can be no assurance that we will be successful in implementing a restructuring.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods further as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on our business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about our ability to continue as a going concern.

There are substantial risks related to our liquidity.  For further information regarding these risks, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity.”

The following table summarizes our changes in cash (in millions):

	Quarters Ended
	March 28,	March 29,
	2009	2008
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(2.0)	$(4.5)
Investing activities	(0.2)	(5.3)
Financing activities	(0.1)	0.9
Effect of exchange rate changes on cash	(0.1)	(0.6)
Decrease in cash and cash equivalents	(2.3)	(9.5)
Cash and cash equivalents:
Beginning of period	54.9	27.5
End of period	$52.6	$18.0

Quarter Ended March 28, 2009 as Compared to Quarter Ended March 29, 2008

Cash flows used in Operating Activities.  Our cash flows used in operating activities decreased $2.5 million for the quarter ended March 28, 2009 compared to the quarter ended March 29, 2008.  The decrease in cash used for the first quarter of 2009 compared to the same period of the prior year was primarily due to less cash utilized for working capital partially offset by lower operating results.  Our working capital (excluding deferred debt issuance costs classified as a current asset) increased $12.1 million during the first quarter of 2009 compared to a $15.1 million increase during the same period of 2008.  Our working capital increased for the first quarter of 2009 principally due to a decrease in accounts payables primarily as a result of timing of vendor payments and deflation in material costs.

Cash flows used in Investing Activities.  For the quarter ended March 28, 2009, our cash flows used in investing activities of $0.2 million consisted of purchases for property, plant and equipment compared to $5.3 million for the same period of 2008.  Our purchases of property, plant and equipment decreased in 2009 principally due to the deferral of planned projects.  In addition, our 2008 purchases were higher than normal due to the upgrade of our Domestic segment ERP system and the purchase of new manufacturing equipment to help meet anticipated future demand for our products.

Cash flows provided by (used in) Financing Activities.  For the quarter ended March 28, 2009, our financing activities resulted in a $0.1 million use of cash due to payments on other debt.  For the quarter ended March 29, 2008, our financing activities resulted in a $0.9 million source of cash due to borrowings under our revolving credit facility, partially offset by a dividend payment to Simmons Holdco.

Debt

As of the quarter ended March 28, 2009, our debt outstanding was $994.3 million compared to $988.2 million as of December 27, 2008.  Our outstanding debt was primarily Simmons Bedding’s senior credit facility and Subordinated Notes and Holdco’s Discount Notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of March 28, 2009, under the revolving loan facility, Simmons Bedding had $64.5 million of borrowings and $10.4 million that was reserved for its reimbursement obligations with respect to outstanding letters of credit.  Simmons Bedding incurs an unused line fee of 0.50% per annum on the unused portion of its revolving loan facility.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flow (as defined in the senior credit facility) from each fiscal year.  The Company was not required to prepay a portion of the tranche D term loan during the first quarter of 2009.

The senior credit facility bears interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum, in effect as of March 28, 2009 for the tranche D term loan, was 8.5%.  The senior credit facility is guaranteed by THL-SC and all of Simmons Bedding’s domestic subsidiaries.  Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income (loss) to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as we interpret the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (loss) (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

The financial covenants are as follows:

1)	A minimum cash interest coverage ratio, with compliance levels ranging from cash interest coverage of no less than 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

2)	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

As of September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things, forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances. Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009; and (iii) that certain Third Amendment to Second Forbearance Agreement and Sixth Amendment to the Second and Amended and Restated Credit and Guaranty Agreement (the “Third Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreement and Second Amendment to the Second Forbearance Agreement, the “Amendment to the Second Forbearance Agreement”) on June 30, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement to August 14, 2009, subject to the satisfaction of certain conditions on or before July 31, 2009.

During the forbearance period, the senior lenders will provide no additional loans or financial accommodation to Simmons Bedding except for the issuance, renewal, extension or replacement of letters of credit and revolving loans provided in certain limited circumstances related to the letters of credit as set forth in the forbearance agreements.  In addition, Simmons Bedding will not be permitted to, directly or indirectly, incur indebtedness, liens, investments, restricted junior payments, or consummate any asset sales, except in the ordinary course of business, during the forbearance period.

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

As of March 28, 2009, the Company was in compliance with the covenant requirements of the Second Forbearance Agreement, as amended.

The Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things, increase the applicable margin for both revolving loans and tranche D term loans to either Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

During the forbearance period, as extended by the Amendment to the Second Forbearance Agreement, Simmons Bedding met requirements, in addition to the other covenants set forth in the Second Forbearance Agreement, to (a) provide the legal and financial advisors to the senior lenders with weekly updates on the ongoing restructuring process and (b) facilitate a meeting between certain senior lenders and the selected bidders.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% ($0.6 million) of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% ($2.6 million) of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million in 2008 and expensed the third party fees associated with the forbearance agreements as incurred.  In connection with the Third Amendment to the Second Forbearance Agreement, Simmons Bedding agreed to pay the senior lenders who approved the agreement a forbearance fee equal to 0.15% ($0.7 million), which the Company capitalized for the quarter ended June 27, 2009.

Subordinated Notes

Simmons Bedding’s $200.0 million senior subordinated notes due 2014 bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15.  The Subordinated Notes mature on January 15, 2014 and are subordinated in right of payment to all existing and future senior indebtedness of Simmons Bedding.

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

Simmons Bedding did not make a scheduled payment of $7.9 million of interest due on January 15, 2009 on the Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  On February 14, 2009 such default matured into an event of default, which would have given the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the indenture governing the Subordinated Notes (“Subordinated Forbearance Agreement”), pursuant to which such noteholders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In connection with the Subordinated Forbearance Agreement, Simmons Bedding agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009, May 27, 2009 and June 30, 2009, whereby a majority of the noteholders extended their forbearance period through May 31, 2009, June 30, 2009 and August 14, 2009, respectively.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the Subordinated Forbearance Agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.  In consideration for their entry into the amendment to the Subordinated Forbearance Agreement, the noteholders party to the forbearance agreement received an amendment fee equal to 0.5% ($0.5 million) of the aggregate outstanding amount of such holder’s Subordinated Notes.

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

Seasonality/Other

Our third fiscal quarter sales are typically higher than sales for our other fiscal quarters.  We attribute this seasonality principally to retailers’ sales promotions related to the 4th of July and Labor Day holidays.  For the last five years, third quarter sales have represented on average 27% of our consolidated net sales.

Accounting Pronouncements

See Note I in the Notes to our Unaudited Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-Q includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this report speak only as of the date of this report.  These forward-looking statements are expressed in good faith and Simmons believes there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Simmons’s expectations.  These factors include, but are not limited to: (i) compliance with covenants in, and any defaults under, our debt agreements or instruments; (ii) our ability to (a) comply with the terms of the forbearance agreements, including meeting certain conditions contained therein that require continued progress in our restructuring efforts, (b) obtain further extensions to the forbearance periods, or (c) develop and implement a restructuring on acceptable terms, on a timely basis or at all; (iii) compliance by the lenders and note holders with the terms of the forbearance agreements; (iv) increased cost of credit and associated fees resulting from the forbearance extensions and any waiver or modification of the senior credit facility by the lenders or any waiver or modification of the Subordinated Notes or other indebtedness; (v) Simmons Bedding being required to immediately repay all amounts outstanding under the senior credit facility resulting from the noncompliance with the covenants thereunder or otherwise being in default under its debt which could in turn result in a default under the indebtedness of Simmons Bedding, Simmons Company or Simmons Holdco or could result in a bankruptcy filing by or against us or any of our affiliates and have an adverse impact the value of our and our affiliate’s debt and equity securities; (vi) the potential adverse impact of any restructuring or any related pre-arranged or voluntary bankruptcy filing on our business, financial condition, liquidity, results of operations and the value of our and our affiliate’s debt and equity securities; (vii) interest rate and credit market risks; (viii) competitive pressures in the bedding industry; (ix) general economic and industry conditions; (x) the success of our new products and the future costs to rollout such products; (xi) legal and regulatory requirements; (xii) our relationships with and viability of our suppliers, significant customers and licensees; (xiii) fluctuations in our costs of raw materials and energy prices; (xiv) our ability to hold or increase prices on our products and the related effect on our unit sales; (xv) an increase in our return rates and warranty claims; (xvi) our labor relations; (xvii) encroachments on our intellectual property; (xviii) our product liability, intellectual property and other litigation claims; (xix) our level of indebtedness; (xx) foreign currency exchange rate risks; (xxi) our future acquisitions; (xxii) our ability to achieve the expected benefits from any personnel realignments; (xxiii) higher bad debt expense as a result of increased customer bankruptcies due to instability in the economy and slowing consumer spending; (xxiv) our ability to maintain sufficient liquidity to operate its business; and (xxv) other risks and factors identified from time to time in our reports filed with the Securities Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information relative to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used in some instances as economic hedges against the earnings effects of such fluctuations.  The Company had no forward contracts outstanding at March 28, 2009.

Interest Rate Risk

We are exposed to market risks from changes in interest rates.  Our senior credit facility and certain of our other debt instruments are floating rate debt.  We currently do not have a hedging program in place to manage fluctuations in long-term interest rates.

On March 28, 2009, we had floating rate debt of $533.3 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before income taxes by $4.5 million for the quarter ended March 28, 2009.

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

Equity Price Risk

Our defined benefit plans hold investments in both equity and fixed income securities.  Our annual contribution amount to such plans is dependent upon, among other things, the return on the plans’ assets.  The annual contribution amount could increase if equity prices decrease.  Our estimated contributions to the plans for 2009 are expected to be $1.1 million.

Item 4T.  Internal Controls and Procedures

Disclosure Controls and Procedures

                The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer ("President") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the President and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 28, 2009.

Changes in Internal Control over Financial Reporting

       There were no changes in internal controls in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 and 2 of Note H to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Reports on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.

Risks Related to Our Liquidity and Restructuring

We are not in compliance with certain covenants under the senior credit facility and the indenture governing the Subordinated Notes, and as a result we have entered into related forbearance agreements.  If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated, which could lead to a bankruptcy filing.  A bankruptcy filing would subject our business and operations to certain risks and have a negative effect on the value of our debt.

Simmons Bedding’s senior credit facility requires us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests.  At September 27, 2008, December 27, 2008 and March 28, 2009, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Senior Credit Facility.”  As a result, as of November 12, 2008, Simmons Bedding has operated under a forbearance agreement with its senior lenders.  Pursuant to the forbearance agreement, the senior lenders agreed to, among other things, forbear from exercising their default related rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009, and June 30, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009 and,  subject to the satisfaction of certain conditions on or before July 31, 2009, August 14, 2009, respectively.  We have incurred fees and expenses in connection with this forbearance agreement and related amendments.  In addition, we have entered into deposit account control agreements with our senior lenders that may limit our access to cash held in such accounts in the case of an event of default under the senior credit facility.

On January 15, 2009, Simmons Bedding did not make the scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Subordinated Notes.”  On February 4, 2009, Simmons Bedding and the holders of a majority of the outstanding Subordinated Notes entered into a forbearance agreement, pursuant to which such holders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009 and June 30, 2009, whereby such holders extended their forbearance period through May 31, 2009, June 30, 2009 and August 14, 2009, respectively.  Pursuant to the terms of the forbearance agreement, such holders have agreed to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because such holders represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the other holders of the Subordinated Notes.  We have incurred fees and expenses in connection with this forbearance agreement and related amendments.

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates or our assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.

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

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements or extend the forbearance periods prior to a successful completion of a restructuring, our senior lenders and holders of Subordinated Notes will be entitled to accelerate their debt upon the termination of the forbearance agreements.  If there is an acceleration of payments under the senior credit facility, then Simmons Bedding would be in default under its Subordinated Notes, Holdings would be in default under its Discount Notes, and Simmons Holdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

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

The factors described in this Report on Form 10-Q, including in the footnotes to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  In addition, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 27, 2008.  No assurances can be made regarding our ability to satisfy our liquidity and working capital requirements, to obtain the necessary financing to meet our obligations and pay our liabilities when they come due or our ability to successfully complete a restructuring. Failure to successfully implement a restructuring on a timely basis or at all would result in depleting our available funds and not being able to pay our obligations when they become due and continue as a going concern.  Failure to satisfy such obligations and our other liquidity and working capital requirements could result in a voluntary filing of bankruptcy by Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, THL-SC, Holdings, Simmons Holdco or any of our affiliates, which would have the material adverse impacts described above.

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

On a consolidated basis, we are currently highly leveraged.  As of March 28, 2009, we had $994.3 million of total indebtedness outstanding and less than $0.1 million available on our revolving loan under our senior credit facility.  Even if we are able to successfully complete a restructuring, we may still maintain some indebtedness.  Any indebtedness could have important consequences.  For example, it could:

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

We are subject to interest rate risk in connection with our variable rate indebtedness.  Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows.  Our annual interest expense on our floating rate indebtedness will increase by $0.7 million for each 1/8th percentage point increase in interest rates.

Risks Related to Our Business

Deteriorating economic conditions could negatively affect our revenues and profitability.

General U.S. and world economic conditions have weakened significantly, and we expect this weakness to continue for the balance of 2009.  The unemployment rate is expected to continue to rise, consumer confidence and spending, including spending on larger homes or second homes, has decreased dramatically and the stock market remains extremely volatile.  In addition, in an economic recession or under other adverse economic conditions, customers and vendors may be more likely to fail to meet contractual terms or their payment obligations.  Such failures will impact our cash flow and ability to repay our indebtedness.  A further decline in economic conditions may have continued material adverse effect on our business.

We operate in the highly competitive bedding industry, and if we are unable to compete successfully, we may lose customers and our sales may decline.

The bedding industry is highly competitive.  There are approximately 550 bedding manufacturers in the U.S.  The top six manufacturers (including us) accounted for approximately 67% of the conventional bedding industry’s wholesale revenues in 2008 and the top 15 accounted for 81% of wholesale revenues, according to Furniture/Today, an industry publication.  The highly competitive nature of the bedding industry means we are continually subject to the potential loss of market share or the inability to gain market share, difficulty in raising prices, and margin reductions.  We may not be able to compete effectively in the future.  In addition, some of our principal competitors may be less highly-leveraged, have greater access to financial or other resources, have lower cost operations and/or be better able to withstand changing market conditions.

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

Retailers may, and in the past some of our retailers did, consolidate, undergo restructurings or reorganizations, or realign their affiliations.  These events may result, and have temporarily resulted, in a decrease in the number of stores that carry or carried our products, an increase in the ownership concentration in the retail industry, and/or our being required to record significant bad debt expense and write-off the unamortized portion of expenditures for customer supply agreements.  Retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all, and could negatively impact our business, financial condition or results of operations.  Any bankruptcy by or against us or our affiliates could adversely affect our relationship with retailers, which could impair our business, financial condition or results of operations.

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

At eight of our 21 manufacturing facilities our employees (approximately 56% of our workforce at December 27, 2008) are represented by various labor unions with separate collective bargaining agreements.  Our collective bargaining agreements are typically negotiated for two- to five-year terms.  We may not be able to renew these contracts on a timely basis or on favorable terms.  It is possible that labor union efforts to organize employees at additional non-union facilities may be successful.  It is also possible that we may experience labor-related work stoppages in the future.  Any of these developments could disrupt our business operations or increase costs, which could negatively impact our sales and profitability.

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

As of March 28, 2009, we had approximately $52.6 million held in accounts at few financial institutions in the United States, Canada and Puerto Rico.  Although the FDIC insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at these banks substantially exceeds the FDIC limit.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit.  Such a loss would have a severe negative effect on our operations and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	President and Chief Operating Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer
Date:	June 30, 2009