Form 10-Q
period 2009-06-27
SIMMONS CO
filed 2009-08-21
CIK 1275211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Yes:           ☐                      No:           ☑

The number of shares of the registrant’s common stock outstanding as of August 1, 2009: 100

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(In thousands)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$218,004	$267,683	$440,571	$544,564
Cost of products sold	123,719	166,473	251,390	333,680
Gross profit	94,285	101,210	189,181	210,884

Operating expenses:
Selling, general and administrative expenses	68,444	81,095	137,802	169,646
Restructuring charges	6,887	1,464	14,237	1,464
Amortization of intangibles	1,553	1,587	3,094	3,176
Licensing revenues	(1,752)	(2,460)	(3,875)	(5,028)
	75,132	81,686	151,258	169,258

Operating income	19,153	19,524	37,923	41,626

Interest expense	24,994	17,590	47,814	35,536
Interest income	(46)	(103)	(52)	(234)
Income (loss) before income taxes	(5,795)	2,037	(9,839)	6,324
Income tax expense (benefit)	(34)	856	(857)	2,628
Net income (loss)	(5,761)	1,181	(8,982)	3,696

Other comprehensive income (loss):
Foreign currency translation adjustment	5,190	765	3,682	(4,599)
Change in retirement plans liabilities	120	77	120	77
Comprehensive income (loss)	$(451)	$2,023	$(5,180)	$(826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 27,	December 27,
	2009	2008	*
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$67,341	$54,930
Accounts receivable, less allowances for doubtful receivables,
discounts and returns of $4,938 and $5,409	100,799	95,932
Inventories	31,258	31,838
Deferred financing fees	12,468	13,791
Deferred income taxes	2,174	3,119
Prepaid expenses	11,435	8,141
Other current assets	6,780	9,735
Total current assets	232,255	217,486

Property, plant and equipment, net	79,862	86,492
Goodwill	229,461	228,325
Intangible assets, net	339,362	340,471
Other assets	15,030	18,023
Total assets	$895,970	$890,797

* Derived from the Company's 2008 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Simmons Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 27,	December 27,
	2009	2008 *
	(Unaudited)

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$987,090	$975,152
Accounts payable	37,181	50,064
Accrued liabilities	90,735	77,997
Total current liabilities	1,115,006	1,103,213

Long-term debt	12,929	13,036
Deferred income taxes	97,135	98,761
Other	38,482	38,114
Total liabilities	1,263,552	1,253,124

Commitments and contingencies

Stockholder's deficit:
Common stock, $0.01 par value: authorized - 1,000 shares; issued - 100 shares	1	1
Additional paid-in capital	100,190	100,190
Accumulated deficit	(461,653)	(452,596)
Accumulated other comprehensive loss	(6,120)	(9,922)
Total stockholder's deficit	(367,582)	(362,327)
Total liabilities and stockholder's deficit	$895,970	$890,797

* Derived from the Company's 2008 audited condensed consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(8,982)	$3,696
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	15,920	18,664
Provision for bad debts	2,454	1,085
Provision for deferred income taxes	(857)	1,277
Non-cash interest expense	13,817	12,234
Non-cash stock compensation expense	-	(3)
Net changes in operating assets and liabilities:
Accounts receivable	(6,322)	(10,170)
Inventories	850	(4,337)
Other current assets	(293)	1,430
Accounts payable	(13,140)	(3,068)
Accrued liabilities	12,259	(11,111)
Other, net	(2,024)	(5,957)
Net cash provided by operating activities	13,682	3,740

Cash flows from investing activities:
Purchases of property, plant and equipment	(869)	(12,634)
Net cash used in investing activities	(869)	(12,634)

Cash flows from financing activities:
Borrowings on revolving loan	-	24,000
Payments of other debt	(107)	(285)
Financing fees	(541)	-
Dividends to Bedding Superholdco	(75)	(16,519)
Net cash provided by (used in) financing activities	(723)	7,196

Net effect of exchange rate changes on cash	321	(526)
Change in cash and cash equivalents	12,411	(2,224)
Cash and cash equivalents, beginning of period	54,930	27,520
Cash and cash equivalents, end of period	$67,341	$25,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Simmons Company and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholder’s Deficit
(In thousands, except share amounts)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized Gain (Loss) From		Total
	Common	Common	Paid-In	Retained	Currency	Benefit	Stockholder's
	Shares	Stock	Capital	Deficit	Translation	Plans	Deficit
December 27, 2008	100	$1	$100,190	$(452,596)	$(6,819)	$(3,103)	$(362,327)
Net loss	-	-	-	(8,982)	-	-	(8,982)
Change in retirement plans liabilities	-	-	-	-	-	120	120
Foreign currency translation	-	-	-	-	3,682	-	3,682
Comprehensive income (loss)	-	-	-	(8,982)	3,682	120	(5,180)
Dividend to Bedding Superholdco	-	-	-	(75)	-	-	(75)
June 27, 2009 (unaudited)	100	$1	$100,190	$(461,653)	$(3,137)	$(2,983)	$(367,582)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

A.	Basis of Presentation, Liquidity and Ability to Continue as a Going Concern

Company

Simmons Company (“Holdings”) is a holding company with no operating assets.  Through its wholly-owned subsidiary THL-SC Bedding Company, which is also a holding company, Simmons Company owns the common stock of Simmons Bedding Company.  On August 20, 2009, THL-SC Bedding Company filed a certificate of amendment of certificate of incorporation to change its name to Bedding Holdco Incorporated (“Bedding Holdco”).  On August 20, 2009, Simmons Holdco, Inc., Holdings' parent company, also filed a certificate of amendment of certificate of incorporation to change its name to Bedding Superholdco Incorporated (“Bedding Superholdco”).  All of Simmons Company’s business operations are conducted by Simmons Bedding Company and its direct and indirect subsidiaries (collectively “Simmons Bedding”).  Simmons Company, together with its subsidiaries (collectively the “Company” or “Simmons Company”), is one of the largest bedding manufacturers in North America.

Liquidity

As of June 27, 2009, the Company had $67.3 million of cash and cash equivalents and less than $0.1 million of availability to borrow additional amounts from its revolving loan under Simmons Bedding’s senior credit facility.  The Company’s outstanding borrowings consisted of Simmons Bedding’s senior credit facility of $529.5 million, Simmons Bedding’s $200.0 million 7.875% senior subordinated notes (“Subordinated Notes”), Simmons Bedding’s other debt of $13.4 million, and Holding’s $257.0 million 10.0% senior discount notes (“Discount Notes”).

Since September 27, 2008, Simmons Bedding has not been in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into an initial and subsequent forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009 with its senior lenders, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.

On January 15, 2009 and July 15, 2009, Simmons Bedding did not make its scheduled interest payments due on its Subordinated Notes resulting in defaults under the indenture governing the Subordinated Notes.  On February 14, 2009, the default associated with the failure to pay the interest due on January 15, 2009 matured into an event of default, which gave the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders entered into a forbearance agreement, pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009 with a majority of the Subordinated Notes holders, whereby such noteholders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the forbearance agreement, the noteholders party to the forbearance agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the forbearance agreement represents a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As a condition to the forbearance agreement with Simmons Bedding’s senior lenders, the Company initiated a restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring the Company’s debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives, including a possible sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates or assets.  There can be no assurance that the Company will be successful in implementing a restructuring or any other strategic alternatives.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments or default under the senior credit facility or Subordinated Notes, then Holdings would be in default under its Discount Notes and Bedding Superholdco would be in default under its $300.0 million senior unsecured loan (“Toggle Loan”).  The Company would not have the ability to repay any amounts accelerated under its various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates or assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has recorded all amounts outstanding under the senior credit facility, Subordinated Notes and Discount Notes as a current liability in the accompanying consolidated balance sheet.

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

In connection with all of the above, the Company incurred restructuring expenses in the quarter and six months ended June 27, 2009 aggregating $6.6 million and $13.9 million, respectively.

Basis of Presentation

These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Rule 10-01 of Regulation S-X for interim financial information. The unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern.  The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 27, 2009, and its results of operations and cash flows for the periods presented herein.  All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.  Operating results for the periods ended June 27, 2009 are not necessarily indicative of future results that may be expected for the fiscal year ending December 26, 2009 or for any future period.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.           Inventories

A summary of inventories follows (in thousands):

	June 27,	December 27,
	2009	2008
Raw materials	$18,174	$19,066
Work-in-progress	962	1,009
Finished goods	12,122	11,763
	$31,258	$31,838

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
C.           Goodwill

The changes in the carrying amount of goodwill for the six months ended June 27, 2009 are as follows (in thousands):

	Domestic	Canada	Consolidated
Balance as of December 27, 2008	$206,206	$22,119	$228,325
Foreign currency translation adjustment	-	1,140	1,140
Other	(4)	-	(4)
Balance as of June 27, 2009	$206,202	$23,259	$229,461

D.           Warranties

The bedding products that the Company currently manufactures generally include non-prorated warranties as follows:

•	conventional innerspring – 10 years;
•	conventional specialty bedding products – 20 to 25 years; and
•	juvenile bedding products – 5 years to lifetime

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

The following table presents a reconciliation of the Company’s warranty accrual for the periods ended June 27, 2009 and June 28, 2008 (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Balance at beginning of period	$4,904	$4,576	$4,763	$4,291
Additional warranties issued	723	895	1,449	1,665
Warranty settlements	(661)	(806)	(1,562)	(1,352)
Accruals related to pre-existing warranties
(including change in estimate)	125	79	441	140
Balance at end of period	$5,091	$4,744	$5,091	$4,744

E.	Debt

Debt consisted of the following as of June 27, 2009 and December 27, 2008 (in thousands):

	June 27,	December 27,
	2009	2008
Senior credit facility:
Revolving loan	$64,532	$64,532
Tranche D term loan	465,000	465,000
Total senior credit facility	529,532	529,532
7.875% senior subordinated notes due 2014	200,000	200,000
10.0% senior discount notes, due 2014, net of discount of
$11,956 and $23,894, respectively	257,044	245,106
Other, principally industrial revenue bonds	13,443	13,550
	1,000,019	988,188
Less current portion	(987,090)	(975,152)
	$12,929	$13,036

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of June 27, 2009, under the revolving loan facility, the Company had $64.5 million of borrowings and $10.4 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit.  The Company incurs an unused line fee of 0.375% per annum on the unused portion of its revolving loan facility.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flow (as defined in the senior credit facility) from each fiscal year.  The Company was not required to prepay a portion of the tranche D term loan during the first six months of 2009.

The senior credit facility bears interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of June 27, 2009 for the tranche D term loan was 10.5%.  The senior credit facility is guaranteed by Bedding Holdco and all of Simmons Bedding’s domestic subsidiaries, and Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income (loss) to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as the Company interprets the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (loss); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

The financial covenants are as follows:

1) A minimum cash interest coverage ratio of no less than 3.00:1.00 from June 27, 2009 through each fiscal quarter ending thereafter.

2) A maximum leverage ratio of no greater than 4.00:1.00 from June 27, 2009 through each fiscal quarter ending thereafter.

For the quarter ended September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things; forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (iii) that certain Third Amendment to Second Forbearance Agreement; Sixth Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Third Amendment to the Second Forbearance Agreement”) on June 30, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through August 14, 2009; and (iv) that certain Fourth Amendment to Second Forbearance Agreement; Seventh Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Fourth Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreement, the Second Amendment to the Second Forbearance Agreement, and the Third Amendment to the Second Forbearance Agreement, the “Amendment to the Second Forbearance Agreement”) on August 14, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through August 31, 2009.

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

    During the forbearance period under the First Forbearance Agreement, the applicable margin on the revolving loans and tranche D term loans increased 2.0% per annum above the rate otherwise applicable.  The Second Forbearance Agreement amended the senior credit facility to, among other things:
-	Increase the applicable margin for both the revolving loans and the tranche D term loans to either Base Rate plus 5.285% per annum or Eurodollar Rate plus 6.285% per annum;
-	Establish a floor for the Base Rate and Eurodollar Rate of 4.25% and 3.25%, respectively, per annum at the earlier of the termination of the Second Forbearance Agreement or March 31, 2009;
-	Eliminate the 2% per annum penalty rate applicable to overdue payments of principal and interest; and
-	Make interest payable on the revolving loans and tranche D term loans as of the last business calendar day of each month.

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

-	Providing a long-term business plan to the senior lenders by January 7, 2009;
-	Commencing a process to solicit new debt and/or equity investment by January 9, 2009;
-	Providing a potential restructuring proposal to the senior lenders by January 26, 2009; and
-	Increased financial reporting requirements.

As of June 27, 2009, the Company was in compliance with the covenant requirements of the Second Forbearance Agreement, as amended.

The First Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things; increase the applicable margin for both revolving loans and tranche D term loans to Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility ($0.6 million) and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility ($2.6 million) and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million in 2008 and expensed the third party fees associated with the forbearance agreements as incurred.

In connection with the Third Amendment to the Second Forbearance Agreement, Simmons Bedding agreed to pay the senior lenders who approved the agreement a forbearance fee equal to 0.15% of the aggregate outstanding amount of approving lender’s outstanding debt ($0.7 million), which the Company capitalized for the quarter ending September 26, 2009.

During the forbearance period as extended, Simmons Bedding has met various covenants and other provisions related to continued progress in its restructuring efforts and reporting on the status of the restructuring process.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Simmons Bedding did not make scheduled interest payments of $7.9 million due on January 15, 2009 and July 15, 2009 on the Subordinated Notes resulting in defaults under the indenture governing the Subordinated Notes.  On February 14, 2009, the default associated with the failure to pay the interest due on January 15, 2009 matured into an event of default, which gave the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the Indenture (“Subordinated Forbearance Agreement”), pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In connection with the Subordinated Forbearance Agreement, Simmons Bedding also agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby the majority of the outstanding Subordinated Notes holders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders parties to the Subordinated Forbearance Agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.  In consideration for their entry into the March 25, 2009 amendment to the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement received an amendment fee equal to 0.5% of the aggregate outstanding amount of such holder’s Subordinated Notes ($0.5 million).  The Company capitalized the lender fees of $0.5 million in the quarter ended March 28, 2009 and expensed the third party fees associated with the forbearance agreements as incurred.

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

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Holdings was in compliance with such covenants as of June 27, 2009.

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

The following tables summarize our segment information for the periods ended June 27, 2009 and June 28, 2008:

Quarter Ended June 27, 2009
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$193,249	$24,755	$-	$218,004
Intersegment net sales	2,032	-	(2,032)	-
Adjusted EBITDA	31,544	2,635	(56)	34,123
Depreciation and amortization expense	6,886	1,069	-	7,955
Expenditures for long-lived assets	450	227	-	677
Segment assets	910,793	112,030	(126,853)	895,970

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(4,914)	$(791)	$(56)	$(5,761)
Depreciation and amortization	6,886	1,069	-	7,955
Income taxes	169	(203)	-	(34)
Interest expense	23,235	1,759	-	24,994
Restructuring charges	6,672	215	-	6,887
Management fees	55	320	-	375
Gain on foreign currency	(773)	(185)	-	(958)
State taxes in lieu of income taxes	70	-	-	70
Product regulatory compliance	428	-	-	428
Other	(284)	451	-	167
Adjusted EBITDA	$31,544	$2,635	$(56)	$34,123

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Quarter Ended June 28, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$229,112	$38,571	$-	$267,683
Intersegment net sales	143	-	(143)	-
Adjusted EBITDA	28,963	4,372	-	33,335
Depreciation and amortization expense	9,049	1,399	-	10,448
Expenditures for long-lived assets	6,435	907	-	7,342
Segment assets	1,443,340	180,504	(138,338)	1,485,506

Reconciliation of net income to Adjusted EBITDA:
Net income	$75	$1,106	$-	$1,181
Depreciation and amortization	9,049	1,399	-	10,448
Income taxes	1,299	(443)	-	856
Interest expense	15,499	2,091	-	17,590
Transaction expenses including integration costs	84	-	-	84
Restructuring charges	1,464	-	-	1,464
Relocation of facilities	329	116	-	445
Non-recurring professional service fees	12	-	-	12
Management fees	(143)	520	-	377
ERP system implementation costs	603	-	-	603
Gain on foreign currency	(50)	(278)	-	(328)
State taxes in lieu of income taxes	191	-	-	191
Other	551	(139)	-	412
Adjusted EBITDA	$28,963	$4,372	$-	$33,335

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 27, 2009
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$393,843	$46,728	$-	$440,571
Intersegment net sales	5,059	-	(5,059)	-
Adjusted EBITDA	66,528	2,930	(56)	69,402
Depreciation and amortization expense	13,851	2,069	-	15,920
Expenditures for long-lived assets	642	227	-	869

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(6,511)	$(2,415)	$(56)	$(8,982)
Depreciation and amortization	13,851	2,069	-	15,920
Income taxes	993	(1,850)	-	(857)
Interest expense	44,398	3,416	-	47,814
Restructuring charges	14,022	215	-	14,237
Management fees	203	622	-	825
(Gain) loss on foreign currency	(615)	133	-	(482)
State taxes in lieu of income taxes	133	-	-	133
Product regulatory compliance	645	-	-	645
Other	(591)	740	-	149
Adjusted EBITDA	$66,528	$2,930	$(56)	$69,402

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 28, 2008
(In thousands)

	Domestic	Canada	Eliminations	Totals

Net sales to external customers	$474,114	$70,450	$-	$544,564
Intersegment net sales	206	-	(206)	-
Adjusted EBITDA	59,254	7,062	-	66,316
Depreciation and amortization expense	15,930	2,734	-	18,664
Expenditures for long-lived assets	10,848	1,786	-	12,634

Reconciliation of net income to Adjusted EBITDA:
Net income	$3,493	$203	$-	$3,696
Depreciation and amortization	15,930	2,734	-	18,664
Income taxes	3,551	(923)	-	2,628
Interest expense	31,330	4,206	-	35,536
Transaction expenses including integration costs	191	-	-	191
Non-recurring professional service fees	726	-	-	726
Restructuring charges	1,464	-	-	1,464
Relocation of facilities	814	189	-	1,003
Management fees	(178)	1,043	-	865
ERP system implementation costs	1,085	-	-	1,085
(Gain) loss on foreign currency	354	(883)	-	(529)
State taxes in lieu of income taxes	297	-	-	297
Other	197	493	-	690
Adjusted EBITDA	$59,254	$7,062	$-	$66,316

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

G.           Restructuring Charges

In June and October 2008, the Company announced workforce reductions in response to the downturn in the economy since the second half of 2007.  These workforce reductions were completed in 2008.  Associates terminated under these announced workforce reductions were offered certain benefits including severance, outplacement services and health insurance.  The Company recognized a pre-tax restructuring charge for severance and benefits of $3.8 million in 2008 ($1.5 million in the quarter and six months ended June 28, 2008) related to these planned workforce reductions, which will be payable through March 2010.  The Company will not incur cash payments after March 2010 associated with these workforce reductions.

On August 15, 2008, the Bramalea, Ontario facility’s office and production workers, all members of the Canada Auto Workers Union and its Local 513 (“CAW 513”), ceased work and commenced a strike against the facility.  As the strike continued, the Company evaluated its various alternatives, and decided to initiate the actions required to permanently shut down the facility due to the financial impact of the strike and its effect on customers and revenues.  The closure of the Bramalea, Ontario facility was announced in September 2008.  In connection with the facility closure, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada Inc. (“Simmons Canada”), and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees.  The unfair labor practice charge was settled and the Ontario Labour Relations Board dismissed the matter in June 2009.  The wrongful termination claim was dismissed in July 2009.  An estimated settlement amount was recorded as part of the restructuring severance and benefits in 2008 and payment is expected during the third quarter of 2009.

In September 2008, the Company announced and completed the closure of its Mableton, Georgia manufacturing facility.  The decision to close the Mableton, Georgia facility resulted from the then current macroeconomic environment and lower manufacturing requirements.

The Company recognized a pre-tax restructuring charge in 2008 related to the closure of the Bramalea, Ontario and Mableton, Georgia facilities of $4.7 million, which consisted of $2.4 million in severance and benefits and $2.3 million in lease facility costs.  In addition to the costs recognized in 2008, the Company anticipates incurring certain other exit charges related to the closure of the facilities that will be expensed as incurred.  These additional charges include cost principally related to maintaining the unoccupied leased facilities and the relocation of manufacturing equipment.  While the estimate of these costs, in total, is not yet final, the Company currently expects that the costs will total approximately $1.4 million to be incurred through the first quarter of 2010.  The Company incurred $0.3 million of such exit charges in both the quarter and six months ended June 27, 2009.

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

The following table represents the pre-tax restructuring charges related to the above initiatives, including facility closures and organizational changes, recognized during the quarter and six months ended June 28, 2008:

	Quarter Ended	Six Months Ended
	June 28,	June 28,
	2008	2008
Domestic	$1,464	$1,464
Total	$1,464	$1,464

The following table reconciles the accrued restructuring charges discussed above for the six months ended June 27, 2009 (in thousands):

	Balance at December 27, 2008	Adjustments	Cash Reduction	Foreign Currency Translation	Balance at June 27, 2009
Severance and benefit costs	$4,931	$27	$(1,729)	$93	$3,322
Facility lease costs	1,597	-	(890)	46	753
Accrued restructuring charges	$6,528	$27	$(2,619)	$139	$4,075

In addition to the restructuring charges discussed above, the Company incurred legal and professional fees in connection with the Company’s restructuring of $6.6 million and $13.9 million during the quarter and six months ended June 27, 2009, respectively (see Note A – Basis of Presentation, Liquidity and Ability to Continue as a Going Concern).

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

H.           Commitments and Contingencies

From time to time, the Company has been involved in various legal proceedings.  In November 2008, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees (see Note G – Restructuring Charges).

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

The Company does not guarantee nor have any of our assets pledged as collateral under Bedding Superholdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of the Company’s existing and future liabilities.  Although the Company is not obligated to make cash distributions to service principal and interest on the Toggle Loan, Bedding Superholdco is dependent on the Company’s cash flows to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in the Company’s financial statements.  Under the terms of the credit agreement governing the Toggle Loan, Bedding Superholdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits the Company from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Bedding Superholdco elected to make its February 2009, August 2009 and February 2010 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

I.           Fair Value of Financial Instruments

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

       The fair value of the Company’s tranche D term loan, Subordinated Notes and Discount Notes is based on Level 2 inputs, based on quotes from dealers, where obtainable, or the value of the most recent trade in the market.  The following table compares the carrying values and estimated fair values of the Company’s tranche D term loan, Subordinated Notes and Discount Notes at June 27, 2009 (in millions).

	Carrying	Estimated
	Value	Fair Value
Tranche D term loan	$465.0	$430.1 - $441.8
Subordinated notes	$200.0	$90.0
Discount notes	$257.0	$25.6

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

J.           Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The Company adopted SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2008 and adopted SFAS 157 for nonfinancial assets and liabilities at the beginning of its fiscal year 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that SFAS 157 will have on its goodwill and intangible asset impairment testing, which is performed annually during the Company’s fiscal fourth quarter unless a triggering event indicates that such test should be performed earlier in the year.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R replaces FASB Statement No. 141, Accounting for Business Combinations.  SFAS 141R requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date.  SFAS 141R is effective for the Company and business combinations for which the acquisition date is on or after the beginning of fiscal year 2009.  The impact on the Company of adopting SFAS 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”).  This FSP amends FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FAS 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plans.  This standard is effective for fiscal years ending after December 15, 2009.  The Company is assessing the impact of this guidance on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  This FSP was adopted by the Company for the quarter ended June 27, 2009 and the Company’s disclosures have been properly adjusted to reflect the adoption of this statement.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes principles and requirements for subsequent events.  The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  This statement was adopted by the Company for the quarter ended June 27, 2009 and the Company’s disclosures have been properly adjusted to reflect the adoption of this statement.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168).  SFAS 168 amends SFAS 162, Fair Value Accounting – An Overview of FASB Statements 157 and 159.  SFAS 168 confirms the FASB Accounting Standards Codification (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. Therefore, only one level of authoritative US GAAP will exist.  The Codification does not change US GAAP; it introduces a new structure that is organized in an easily accessible online research system.  The Codification becomes effective for interim and annual periods ending on or after September 15, 2009.

In June 2009, the FAS issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity have significantly decreased and Identifying Transaction that are not Orderly ("FSP 157-4").  FSP 157-4 provides additional guidance to highlight and expands on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.  The FSP is effective for periods ending after June 15, 2009.  This FSP was adopted by the Company for the quarter ended June 27, 2009 and had no impact on the Company’s consolidated financial statements.

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

K.           Subsequent Events

In November 2008, CAW 513 filed an unfair labor practice charge against Holdings, Simmons Bedding and Simmons Canada and three former production employees filed a wrongful termination claim against Simmons Canada on behalf of themselves and a class of similarly situated former employees.  In July 2009, the wrongful termination claim was dismissed (See Note G – Restructuring Charges).

On August 14, 2009, Simmons Bedding amended its forbearance agreements with the majority of its senior lenders and noteholders to extend the forbearance period through August 31, 2009.

On August 18, 2009, Simmons Bedding amended its Amended and Restated Certificate of Incorporation to provide for three classes of directors, as nearly equal in number as possible.  The current members of the Board of Directors of Simmons Bedding will be divided into three classes.  The term of office of the first class of directors will expire in 2009, the term of office of the second class of directors will expire in 2010 and the term of the third class of directors will expire in 2011.

On August 20, 2009, THL-SC Bedding Company filed a certificate of amendment of certificate of incorporation to change its name to Bedding Holdco Incorporated.  On August 20, 2009, Simmons Holdco, Inc., Holdings' parent company, also filed a certificate of amendment of certificate of incorporation to change its name to Bedding Superholdco Incorporated.

The Company evaluated all subsequent event activity through August 21, 2009 (the issue date of this Quarterly Report on Form 10-Q) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

L.            Guarantor / Non-Guarantor Statements

Simmons Bedding’s 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by Holdings and Bedding Holdco (the “Parent Guarantors”) and all of Simmons Bedding’s active domestic subsidiaries (the “Subsidiary Guarantors”).  All of the Subsidiary Guarantors are 100% owned by Simmons Bedding.  None of Simmons Bedding’s direct or indirect subsidiaries located in U.S. territories or outside of the U.S. guarantee the 7.875% senior subordinated notes due 2014 (the “Non-Guarantor Subsidiaries”).  The Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 27, 2009
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(18,698)	$212,426	$26,308	$(2,032)	$218,004
Cost of products sold	-	353	106,726	18,616	(1,976)	123,719
Gross profit	-	(19,051)	105,700	7,692	(56)	94,285
Operating expenses:
Selling, general and administrative expenses	-	49,510	19,713	6,108	-	75,331
Amortization of intangibles	-	738	600	215	-	1,553
Intercompany fees	-	(70,395)	69,556	839	-	-
Licensing revenues	-	(275)	(1,316)	(161)	-	(1,752)
	-	(20,422)	88,553	7,001	-	75,132
Operating income	-	1,371	17,147	691	(56)	19,153
Interest expense	5,915	17,103	186	1,790	-	24,994
Interest income	-	(15)	22	(53)	-	(46)
Income from subsidiaries	154	15,398	-	-	(15,552)	-
Income (loss) before income taxes	(5,761)	(319)	16,939	(1,046)	(15,608)	(5,795)
Income tax expense (benefit)	-	(473)	695	(256)	-	(34)
Net income (loss)	$(5,761)	$154	$16,244	$(790)	$(15,608)	$(5,761)

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(24,569)	$251,681	$40,714	$(143)	$267,683
Cost of products sold	-	809	135,593	30,214	(143)	166,473
Gross profit	-	(25,378)	116,088	10,500	-	101,210
Operating expenses:
Selling, general and administrative expenses	-	52,921	22,489	7,149	-	82,559
Amortization of intangibles	-	738	600	249	-	1,587
Intercompany fees	-	(77,884)	77,348	536	-	-
Licensing revenues	-	(381)	(1,891)	(188)	-	(2,460)
	-	(24,606)	98,546	7,746	-	81,686
Operating income	-	(772)	17,542	2,754	-	19,524
Interest expense	5,693	9,592	193	2,112	-	17,590
Interest income	-	(9)	(9)	(85)	-	(103)
Income from subsidiaries	5,454	14,145	-	-	(19,599)	-
Income before income taxes	(239)	3,790	17,358	727	(19,599)	2,037
Income tax expense (benefit)	(1,420)	(1,664)	4,382	(442)	-	856
Net income	$1,181	$5,454	$12,976	$1,169	$(19,599)	$1,181

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 27, 2009
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(39,908)	$435,039	$50,499	$(5,059)	$440,571
Cost of products sold	-	828	218,154	37,411	(5,003)	251,390
Gross profit	-	(40,736)	216,885	13,088	(56)	189,181
Operating expenses:
Selling, general and administrative expenses	-	103,994	35,888	12,157	-	152,039
Amortization of intangibles	-	1,477	1,200	417	-	3,094
Intercompany fees	-	(148,750)	147,163	1,587	-	-
Licensing revenues	-	(550)	(3,013)	(312)	-	(3,875)
	-	(43,829)	181,238	13,849	-	151,258
Operating income (loss)	-	3,093	35,647	(761)	(56)	37,923
Interest expense	12,144	31,859	378	3,433	-	47,814
Interest income	-	(21)	(2)	(29)	-	(52)
Income from subsidiaries	3,162	31,086	-	-	(34,248)	-
Income before income taxes	(8,982)	2,341	35,271	(4,165)	(34,304)	(9,839)
Income tax expense (benefit)	-	(821)	1,789	(1,825)	-	(857)
Net income (loss)	$(8,982)	$3,162	$33,482	$(2,340)	$(34,304)	$(8,982)

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$(46,721)	$516,962	$74,529	$(206)	$544,564
Cost of products sold	-	1,611	277,510	54,765	(206)	333,680
Gross profit	-	(48,332)	239,452	19,764	-	210,884
Operating expenses:
Selling, general and administrative expenses	-	111,745	44,902	14,463	-	171,110
Amortization of intangibles	-	1,477	1,200	499	-	3,176
Intercompany fees	-	(161,882)	160,048	1,834	-	-
Licensing revenues	-	(782)	(3,824)	(422)	-	(5,028)
	-	(49,442)	202,326	16,374	-	169,258
Operating income	-	1,110	37,126	3,390	-	41,626
Interest expense	11,336	19,522	435	4,243	-	35,536
Interest income	-	(16)	(41)	(177)	-	(234)
Income from subsidiaries	11,749	27,817	-	-	(39,566)	-
Income before income taxes	413	9,421	36,732	(676)	(39,566)	6,324
Income tax expense (benefit)	(3,283)	(2,328)	9,163	(924)	-	2,628
Net income	$3,696	$11,749	$27,569	$248	$(39,566)	$3,696

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Balance Sheets
As of June 27, 2009
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Subsidiary	Non-Guarantor
	Guarantors	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$53,032	$6,715	$7,594	$-	$67,341
Accounts receivable	-	-	79,680	21,930	(811)	100,799
Inventories	-	37	25,166	6,111	(56)	31,258
Other	2,440	25,280	2,999	2,138	-	32,857
Total current assets	2,440	78,349	114,560	37,773	(867)	232,255

Property, plant and equipment, net	-	21,027	41,082	17,753	-	79,862
Goodwill and other intangibles, net	-	66,903	438,133	63,787	-	568,823
Other assets	34,739	98,049	475	1,909	(120,142)	15,030
Net investment in and advances to (from) affiliates	(147,588)	420,497	12,245	(2,487)	(282,667)	-
Total assets	$(110,409)	$684,825	$606,495	$118,735	$(403,676)	$895,970

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$257,044	$729,532	$300	$214	$-	$987,090
Accounts payable and accrued liabilities	129	62,248	51,053	27,000	(12,514)	127,916
Total current liabilities	257,173	791,780	51,353	27,214	(12,514)	1,115,006

Long-term debt	-	-	12,200	74,441	(73,712)	12,929
Deferred income taxes	-	38,220	90,349	3,292	(34,726)	97,135
Other non-current liabilities	-	25,540	8,106	4,836	-	38,482
Total liabilities	257,173	855,540	162,008	109,783	(120,952)	1,263,552
Stockholder's equity (deficit)	(367,582)	(170,715)	444,487	8,952	(282,724)	(367,582)
Total liabilities and stockholder's equity (deficit)	$(110,409)	$684,825	$606,495	$118,735	$(403,676)	$895,970

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

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 27, 2009
(In thousands)

		Issuer and Guarantor
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(45)	$(30,759)	$43,906	$580	$-	$13,682
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(329)	(313)	(227)	-	(869)
Net cash used in investing activities	-	(329)	(313)	(227)	-	(869)
Cash flows from financing activities:
Receipts from (distribution to) affiliates	120	38,406	(39,215)	689	-	-
Financing fees	-	(541)	-	-	-	(541)
Dividend to Bedding Superholdco	(75)	-	-	-	-	(75)
Repayment of long-term obligations	-	-	-	(107)	-	(107)
Net cash provided by (used in) financing activities	45	37,865	(39,215)	582	-	(723)
Net effect of exchange rate changes	-		-	321	-	321
Change in cash and cash equivalents	-	6,777	4,378	1,256	-	12,411
Cash and cash equivalents:
Beginning of period	-	46,255	2,337	6,338	-	54,930
End of period	$-	$53,032	$6,715	$7,594	$-	$67,341

Simmons Company and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

 Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 28, 2008
(In thousands)

		Issuer and Guarantors
		Simmons
	Parent	Bedding	Guarantor	Non-Guarantor
	Guarantors	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3)	$(33,425)	$31,877	$5,291	$-	$3,740
Cash flows from investing activities:
Purchase of property, plant and equipment, net	-	(3,820)	(7,012)	(1,802)	-	(12,634)
Net cash used in investing activities	-	(3,820)	(7,012)	(1,802)	-	(12,634)
Cash flows from financing activities:
Dividends to Bedding Superholdco	(16,519)	-	-	-	-	(16,519)
Borrowings on revolving loan	-	24,000	-	-	-	24,000
Repayment of long-term obligations	-	-	-	(285)	-	(285)
Receipt from (distribution to) affiliates	16,522	8,926	(25,378)	(70)	-	-
Net cash provided by (used in) financing activities	3	32,926	(25,378)	(355)	-	7,196
Net effect of exchange rate changes	-	-	-	(526)	-	(526)
Change in cash and cash equivalents	-	(4,319)	(513)	2,608	-	(2,224)
Cash and cash equivalents:
Beginning of period	-	8,241	4,087	15,192	-	27,520
End of period	$-	$3,922	$3,574	$17,800	$-	$25,296

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 27, 2008, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 27, 2008, and the unaudited interim financial statements included elsewhere in this report.

Business Overview

We are one of the world’s largest mattress manufacturers, manufacturing and marketing a broad range of products under our well-recognized brand names.  We have two reportable segments organized by geographic area, Domestic (U.S. including Puerto Rico) and Canada.  In 2008, we derived approximately 88% of our net sales from our Domestic segment.

Since September 27, 2008, Simmons Bedding has not been in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into an initial and subsequent forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement with its senior lenders on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.

On January 15, 2009 and July 15, 2009, Simmons Bedding did not make its scheduled interest payments due on its Subordinated Notes resulting in defaults under the indenture governing the Subordinated Notes.  On February 14, 2009, the default associated with the failure to pay the interest due on January 15, 2009 matured into an event of default, which gave the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders entered into a forbearance agreement, pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement with a majority of the Subordinated Notes holders on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby such noteholders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the forbearance agreement, the noteholders party to the forbearance agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the forbearance agreement represents a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

As a condition to the forbearance agreement with Simmons Bedding’s senior lenders, the Company initiated a restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring the Company’s debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives, including a possible sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or assets.  There can be no assurance that the Company will be successful in implementing a restructuring or any other strategic alternatives.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments or default under the senior credit facility or Subordinated Notes, then Holdings would be in default under its Discount Notes and Bedding Superholdco would be in default under its $300.0 million senior unsecured loan Toggle Loan.  The Company would not have the ability to repay any amounts accelerated under its various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates or assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.  For further information regarding our debt covenant violations and related forbearance agreements, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

Results of Operations

The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	56.8%	62.2%	57.1%	61.3%
Gross margin	43.2%	37.8%	42.9%	38.7%

Operating expenses:
Selling, general and administrative expenses	31.4%	30.3%	31.3%	31.2%
Restructuring charges	3.2%	0.5%	3.2%	0.3%
Amortization of intangibles	0.7%	0.6%	0.7%	0.6%
Licensing revenues	-0.8%	-0.9%	-0.9%	-0.9%
	34.5%	30.5%	34.3%	31.1%

Operating income	8.8%	7.3%	8.6%	7.6%

Interest expense	11.5%	6.6%	10.9%	6.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Income (loss) before income taxes	-2.7%	0.8%	-2.2%	1.2%
Income tax expense (benefit)	0.0%	0.3%	-0.2%	0.5%
Net income (loss)	-2.6%	0.4%	-2.0%	0.7%

Quarter Ended June 27, 2009 as Compared to the Quarter Ended June 28, 2008

Net Sales.  Our consolidated net sales decreased $49.7 million, or 18.6%, to $218.0 million for the quarter ended June 27, 2009 compared to $267.7 million for the quarter ended June 28, 2008 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $34.0 million, or 14.8%, to $195.3 million (includes $2.0 million of inter-segment net sales) for the quarter ended June 27, 2009 compared to $229.3 million (includes $0.1 million in inter-segment net sales) during the same period of 2008.  Our Domestic segment net sales decreased for the quarter ended June 27, 2009 primarily as a result of a decrease in our conventional bedding unit volume of 15.5%, or approximately $33.4 million, and our average unit selling price (“AUSP”) of 0.9%, or approximately $1.7 million, compared to the same period of 2008.  We attribute our conventional bedding unit volume decline principally to the weak U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Our conventional bedding AUSP decreased principally due to a shift in our product sales mix.

Our Canada segment net sales decreased $13.8 million to $24.8 million for the quarter ended June 27, 2009 compared to $38.6 million for the quarter ended June 28, 2008.  In local currency, our Canada segment net sales decreased for the quarter ended June 27, 2009 by 26.4% compared to the same period of 2008 due to a decline in conventional bedding unit volume of 28.9%, which was partially offset by an increase in conventional bedding AUSP of 3.5%.  Our Canada segment unit volume decreased principally due to a weak retail environment in Canada and production issues following the closure of our Bramalea, Ontario facility in September 2008 resulting in less customer promotional activity during the second quarter of 2009 compared to the same period of 2008.  Our Canada segment AUSP increased principally due to price increases implemented in the third quarter of 2008, the introduction of a new 2009 product line, and a shift in sales mix to higher priced products.

Gross Profit.  Our consolidated gross profit decreased $6.9 million to $94.3 million (43.2% of consolidated net sales) for the quarter ended June 27, 2009 compared to $101.2 million (37.8% of consolidated net sales) for the quarter ended June 28, 2008.  Our Domestic segment gross profit decreased $4.3 million to $87.1 million (44.6% of Domestic segment net sales) for the quarter ended June 27, 2009 compared to $91.4 million (39.9% of Domestic segment net sales) for the quarter ended June 28, 2008.  Our Domestic segment gross margin increased 4.7 percentage points for the second quarter of 2009 compared to the same period of 2008 principally due to a decrease in our conventional bedding material costs per unit of 10.9% and our conventional bedding manufacturing cost per unit of 4.7%.  Our material cost per unit decreased primarily due to deflation in the costs of raw materials, particularly in the price of foam, steel and lumber.  Our manufacturing cost per unit decreased principally due to our operating one less manufacturing facility due to the closure of our Mableton, Georgia facility in September 2008 and on-going labor and overhead cost containment initiatives, partially offset by fixed manufacturing costs being absorbed by fewer units.

Our Canada segment gross profit decreased $2.5 million to $7.3 million (29.4% of Canada segment net sales) for the quarter ended June 27, 2009 compared to $9.8 million (25.5% of Canada segment net sales) for the quarter ended June 28, 2008.  Our Canada segment gross margin increased 3.9 percentage points due primarily to (i) reduced plant overhead as a result of the closure of our Bramalea, Ontario facility in September 2008; (ii) deflation in material costs; and (iii) a change in our sales mix.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $12.7 million for the quarter ended June 27, 2009 to $68.4 million (31.4% of consolidated net sales) compared to $81.1 million (30.3% of consolidated net sales) for the quarter ended June 28, 2008.  Our Domestic segment SG&A decreased $11.5 million to $62.9 million (32.3% of Domestic segment net sales) for the quarter ended June 27, 2009 from $74.4 million (32.4% of Domestic segment net sales) for the quarter ended June 28, 2008.  Our Domestic segment SG&A decreased principally due to (i) lower volume variable selling and distribution expenses of $7.4 million due principally to lower sales volumes; (ii) lower salaries and fringe benefits of $4.7 million principally due to our July and November 2008 reductions in workforce; and (iii) lower fixed selling and brand development expenses of $1.8 million principally due to the timing of floor sample shipments and cost savings initiatives.  Partially offsetting these decreases for the quarter ended June 27, 2009 compared to the same period of 2008, we incurred incremental bonus expense of $3.1 million as a result of our financial performance exceeding our budget and additional bad debt expense of $1.0 million.

Our Canada segment SG&A decreased $1.1 million to $5.6 million (22.5% of Canada segment net sales) for the quarter ended June 27, 2009 from $6.7 million (17.4% of Canada segment net sales) for the quarter ended June 28, 2008.  Our Canada segment SG&A decreased principally due to lower volume variable selling expenses and cost savings initiatives.

Restructuring Charges.  For the quarter ended June 27, 2009, restructuring costs increased $5.4 million to $6.9 million compared to $1.5 million for the quarter ended June 28, 2008.  For the quarter ended June 27, 2009, restructuring costs consisted of legal and professional fees associated with our financial restructuring efforts of $6.6 million and exit costs associated with the closure of our Bramalea, Ontario and Mableton, Georgia manufacturing facilities in September 2008 of $0.3 million.  For the quarter ended June 28, 2008, restructuring costs consisted of $1.5 million related to severance and benefits costs associated with the workforce reduction announced in June 2008.

Amortization of Intangibles.  For the quarter ended June 27, 2009, amortization of intangibles decreased less than $0.1 million to $1.6 million compared the quarter ended June 28, 2008.

Interest Expense.  For the quarter ended June 27, 2009, interest expense increased $7.4 million to $25.0 million from $17.6 million for the quarter ended June 28, 2008.  The increased interest expense for the quarter ended June 27, 2009 was primarily due to higher (i) base rates on our senior credit facility as a result of increased interest rate margins related to our senior lender forbearance agreement and (ii) average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our Discount Notes and the amortization of deferred financing fees, increased $0.6 million to $6.8 million for the quarter ended June 27, 2009 compared to $6.1 million for the quarter ended June 28, 2008.

Income Taxes:   The effective income tax rate for the quarter ended June 27, 2009 of 0.6% was lower than the 42.0% tax rate for the same quarter of the prior year, principally due to the effect of valuation allowances applied against net operating losses in the second quarter of 2009 that resulted in the non-recognition of tax benefits in the U.S. tax jurisdiction.

Six Months Ended June 27, 2009 as Compared to the Six Months Ended June 28, 2008

Net Sales.  Our consolidated net sales decreased $104.0 million, or 19.1%, to $440.6 million for the six months ended June 27, 2009 compared to $544.6 million for the six months ended June 28, 2008 principally due to a decline in our Domestic segment net sales.  Our Domestic segment net sales decreased $75.4 million, or 15.9%, to $398.9 million (includes $5.1 million of inter-segment net sales) for the six months ended June 27, 2009 compared to $474.3 million (includes $0.2 million in inter-segment net sales) during the same period of 2008.  Our Domestic segment net sales decreased for the six months ended June 27, 2009 primarily as a result of a decrease in our conventional bedding unit volume of 16.9%, or approximately $76.4 million.  We attribute our conventional bedding unit volume decline principally to the weak U.S. macroeconomic environment resulting in consumers delaying or foregoing their purchases of mattresses.  Our conventional bedding AUSP remained unchanged for the six months ended June 27, 2009 compared to the six months ended June 28, 2008.

Our Canada segment net sales decreased $23.7 million to $46.7 million for the six months ended June 27, 2009 compared to $70.5 million for the six months ended June 28, 2008.  In local currency, our Canada segment net sales decreased for the six months ended June 27, 2009 by 20.9% compared to the same period of 2008 due to a decline in conventional bedding unit volume of 22.1%, which was partially offset by an increase in our conventional bedding AUSP of 1.2%.  Our Canada segment unit volume decreased principally due to a weak retail environment in Canada and production issues following the closure of our Bramalea, Ontario facility in September 2008 resulting in less customer promotional activity during the first six months of 2009 compared to the same period of 2008.  Our Canada segment AUSP increased principally due to a price increase implemented in the third quarter of 2008, the introduction of the new 2009 product line, and a shift in sales mix to higher priced products.

Gross Profit.  Our consolidated gross profit decreased $21.7 million to $189.2 million (42.9% of consolidated net sales) for the six months ended June 27, 2009 compared to $210.9 million (38.7% of consolidated net sales) for the six months ended June 28, 2008.  Our Domestic segment gross profit decreased $15.2 million to $177.2 million (44.4% of Domestic segment net sales) for the six months ended June 27, 2009 compared to $192.4 million (40.6% of Domestic segment net sales) for the six months ended June 28, 2008.  Our Domestic segment gross margin increased 3.8 percentage points for the first six months of 2009 compared to the same period of 2008 principally due to a decrease in our conventional bedding material cost per unit of 8.6% and our conventional bedding manufacturing cost per unit of 0.3%.  Our material cost per unit decreased primarily due to deflation in the costs of raw materials, particularly in the price of foam, steel and lumber.  Our manufacturing cost per unit decreased principally due to our operating one less manufacturing facility due to the closure of our Mableton, Georgia facility in September 2008 and on-going labor and overhead cost containment initiatives, partially offset by fixed manufacturing costs being absorbed by fewer units.

Our Canada segment gross profit decreased $6.4 million to $12.0 million (25.7% of Canada segment net sales) for the six months ended June 27, 2009 compared to $18.5 million (26.2% of Canada segment net sales) for the six months ended June 28, 2008.  Our Canada segment gross margin decreased 0.5 percentage points due primarily to (i) the purchasing of more products from the Domestic segment, which is more costly than to manufacture in Canada, following the closure of our Bramalea, Ontario facility in September 2008 and (ii) inflation in material costs.

Selling, General and Administrative Expenses (“SG&A”).  Our consolidated SG&A decreased $31.8 million for the six months ended June 27, 2009 to $137.8 million (31.3% of consolidated net sales) compared to $169.6 million (31.2% of consolidated net sales) for the six months ended June 28, 2008.  Our Domestic segment SG&A decreased $29.5 million to $126.5 million (31.8% of Domestic segment net sales) for the six months ended June 27, 2009 from $156.1 million (32.9% of Domestic segment net sales) for the six months ended June 28, 2008.  Our Domestic segment SG&A decreased principally due to (i) lower volume variable selling and distribution expenses of $16.0 million due principally to lower sales volumes; (ii) lower salaries and fringe benefits of $8.1 million principally due to our July and November 2008 reductions in workforce; and (iii) lower fixed selling and brand development expenses of $7.3 million principally due to the timing of floor sample shipments and cost savings initiatives.  Partially offsetting these decreases for the six months ended June 27, 2009 compared to the same period of 2008 we incurred incremental bonus expense of $5.8 million as a result of our financial performance exceeding our budget and additional bad debt expense of $1.3 million.

Our Canada segment SG&A decreased $2.3 million to $11.3 million (24.1% of Canada segment net sales) for the six months ended June 27, 2009 from $13.6 million (19.3% of Canada segment net sales) for the six months ended June 28, 2008.  Our Canada segment SG&A decreased principally due to lower volume variable selling expenses and cost savings initiatives.

Restructuring Charges.  For the six months ended June 27, 2009, restructuring costs increased $12.8 million to $14.2 million compared to $1.5 million for the six months ended June 28, 2008.  For the six months ended June 27, 2009, restructuring costs consisted of legal and professional fees associated with our financial restructuring efforts $13.9 million and exit costs associated with the closure of our Bramalea, Ontario and Mableton, Georgia manufacturing facilities in September 2008 of $0.3 million.  For the six months ended June 28, 2008, restructuring costs consisted of severance and benefits costs associated with the workforce reduction announced in June 2008.

Amortization of Intangibles.  For the six months ended June 27, 2009, amortization of intangibles decreased $0.1 million to $3.1 million compared to $3.2 million for the six months ended June 28, 2008.

Interest Expense.  For the six months ended June 27, 2009, interest expense increased $12.3 million to $47.8 million from $35.5 million for the six months ended June 28, 2008.  The increased interest expense for the six months ended June 27, 2009 was primarily due to higher (i) base rates on our senior credit facility as a result of increased interest rate margins related to our senior lender forbearance agreements and (ii) average outstanding borrowings during the period.  Our non-cash interest expense, which includes accretion of our Discount Notes and the amortization of deferred financing fees, increased $1.6 million to $13.8 million for the six months ended June 27, 2009 compared to $12.2 million for the six months ended June 28, 2008.

Income Taxes:   The effective income tax rate for the six months ended June 27, 2009 of 8.7% was lower than the 41.6% tax rate for the same six months of the prior year, principally due to the effect of valuation allowances applied against net operating losses in the first six months of 2009 that resulted in the non-recognition of tax benefits in the U.S. tax jurisdiction.

Liquidity and Capital Resources

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities of Simmons Bedding and (ii) borrowings available under Simmons Bedding’s senior credit facility.  Restrictive covenants in our debt agreements restrict our ability to pay cash dividends and make other distributions.  Our primary use of funds consists of payments for working capital requirements, capital expenditures, customer supply agreements, principal and interest for our debt, and acquisitions.  As of June 27, 2009, we had $67.3 million of cash on hand and less than $0.1 million of availability to borrow under Simmons Bedding’s revolving loan facility.  As of August 1, 2009, we had $64.5 million of cash on hand.

Since September 27, 2008, Simmons Bedding has not been in compliance with certain covenants of its $540.0 million senior credit facility.  After being unable to obtain a waiver or an amendment from its senior lenders to its senior credit facility, Simmons Bedding entered into an initial and subsequent forbearance agreement with a majority of its senior lenders pursuant to which the senior lenders agreed to refrain from enforcing their respective rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement with its senior lenders on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.

On January 15, 2009 and July 15, 2009, Simmons Bedding did not make its scheduled interest payments due on its Subordinated Notes resulting in defaults under the indenture governing the Subordinated Notes.  On February 14, 2009, the default associated with the failure to pay the interest due on January 15, 2009 matured into an event of default, which gave the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders entered into a forbearance agreement, pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement with a majority of the Subordinated Notes holders on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby such noteholders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the forbearance agreement, the noteholders party to the forbearance agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the forbearance agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

As a condition to the forbearance agreement with Simmons Bedding’s senior lenders, the Company initiated a restructuring process in December 2008.  A special committee of independent directors was formed by our board of directors on January 23, 2009 to evaluate and oversee proposals for restructuring the Company’s debt obligations, including seeking additional debt or equity capital and evaluating various strategic alternatives, including a possible sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or assets.  There can be no assurance that the Company will be successful in implementing a restructuring.  If the Company is unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, Simmons Bedding’s payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments or default under the senior credit facility or Subordinated Notes, then Holdings would be in default under its Discount Notes and Bedding Superholdco would be in default under its $300.0 million senior unsecured loan Toggle Loan.  The Company would not have the ability to repay any amounts accelerated under its various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of their affiliates.  Due to the possibility of such circumstances occurring, the Company is seeking a negotiated restructuring, including a restructuring of its debt obligations and/or sale of the Company, its affiliates, or assets, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.  Any bankruptcy filing could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.  The considerations above raise substantial doubt about the Company’s ability to continue as a going concern.

There are substantial risks related to our liquidity.  For further information regarding these risks, please see Part II, Item 1A “Risk Factors – Risks Related to Our Liquidity.”

The following table summarizes our changes in cash (in millions):

	Six Months Ended
	June 27,	June 28,
	2009	2008
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$13.7	$3.7
Investing activities	(0.9)	(12.6)
Financing activities	(0.7)	7.2
Effect of exchange rate changes on cash	0.3	(0.5)
Increase (decrease) in cash and cash equivalents	12.4	(2.2)
Cash and cash equivalents:
Beginning of period	54.9	27.5
End of period	$67.3	$25.3

Six Months Ended June 27, 2009 as Compared to Six Months Ended June 28, 2008

Cash flows provided by Operating Activities.  Our cash flows provided by operating activities increased $10.0  million for the six months ended June 27, 2009 compared to the six months ended June 28, 2008.  The increase in cash provided for the first six months of 2009 compared to the same period of the prior year was primarily due to less cash utilized for working capital offset by lower operating results due principally to our restructuring costs.  Our working capital (excluding deferred debt issuance costs classified as a current asset) increased $3.8 million during the first six months of 2009 compared to a $23.9 million increase during the same period of 2008.  Our working capital increased less for the first six months of 2009 compared to the same period of 2008 principally due to lower sales volumes and timing of vendor payments.

Cash flows used in Investing Activities.  For the six months ended June 27, 2009, our cash flows used in investing activities decreased $11.7 million compared to the same period of 2008 due to a decrease in capital spending.  Our purchases of property, plant and equipment decreased in 2009 principally due to a reduction in projects in line with the current economic environment.  In addition, our 2008 purchases were higher than normal due to the upgrade of our Domestic segment ERP system and the purchase of new manufacturing equipment to help meet anticipated future demand for our products.

Cash flows provided by (used in) Financing Activities.  For the six months ended June 27, 2009, our financing activities resulted in a $0.7 million use of cash due to $0.5 million in forbearance fees paid to the holders of our Subordinated Notes, $0.1 million in debt payments and a dividend payment of less than $0.1 million to Bedding Superholdco.  For the six months ended June 28, 2008, our financing activities resulted in a $7.2 million source of cash principally due to $24.0 million of borrowings under our revolving credit facility, partially offset by a $16.5 million dividend payment to Bedding Superholdco.

Debt

As of June 27, 2009, our debt outstanding was $1,000.0 million compared to $988.2 million as of December 27, 2008.  Our outstanding debt was primarily Simmons Bedding’s senior credit facility and Subordinated Notes and Holdco’s Discount Notes.

Senior Credit Facility

The senior credit facility provides for a $75.0 million revolving loan facility and a $465.0 million tranche D term loan facility.  The revolving loan under the senior credit facility will expire on the earlier of (a) December 19, 2009 or (b) as revolving credit commitments under the facility terminate.  As of June 27, 2009, under the revolving loan facility, Simmons Bedding had $64.5 million of borrowings and $10.4 million that was reserved for its reimbursement obligations with respect to outstanding letters of credit.  Simmons Bedding incurs an unused line fee of 0.375% per annum on the unused portion of its revolving loan facility.

The tranche D term loans under the senior credit facility will expire on December 19, 2011.  The tranche D term loan has a mandatory principal payment of $113.5 million on March 31, 2011 and quarterly mandatory principal payments of $117.2 million from June 30, 2011 through maturity on December 19, 2011.  Depending on Simmons Bedding’s leverage ratio, it may be required to prepay a portion of the tranche D term loan with up to 50% of its excess cash flow (as defined in the senior credit facility) from each fiscal year.  We were not required to prepay a portion of the tranche D term loan during the first six months of 2009.

The senior credit facility bears interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins.  The weighted average interest rate per annum in effect as of June 27, 2009 for the tranche D term loan was 10.5%.  The senior credit facility is guaranteed by Bedding Holdco and all of Simmons Bedding’s domestic subsidiaries.  Simmons Bedding has pledged substantially all of its assets to the senior credit facility.

The senior credit facility requires Simmons Bedding to maintain certain financial ratios, including cash interest coverage (adjusted EBITDA to cash interest expense) and total leverage (net debt to adjusted EBITDA) ratios.  Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used.  In addition to adjusting net income (loss) to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA, as we interprets the definition of Adjusted EBITDA from the senior credit facility, also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; other non-cash items reducing consolidated net income (loss); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; less other non-cash items increasing consolidated net income (loss), all of the foregoing as determined on a consolidated basis for Simmons Bedding in conformity with GAAP.

The financial covenants are as follows:

1)	A minimum cash interest coverage ratio of no less than 3.00:1.00 from June 27, 2009 through each fiscal quarter ending thereafter.

2)	A maximum leverage ratio of no greater than 4.00:1.00 from June 27, 2009 through each fiscal quarter ending thereafter.

Since September 27, 2008, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  In response thereto, Simmons Bedding was unable to negotiate a waiver of such defaults with its senior lenders and entered into the First Forbearance Agreement and Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement (“First Forbearance Agreement”) on November 12, 2008 and the Second Forbearance Agreement and Third Amendment to the Second Amended and Restated Credit and Guaranty Agreement and First Amendment to the Pledge and Security Agreement (the “Second Forbearance Agreement”) on December 10, 2008 with its senior lenders.  Based on the terms of the First Forbearance Agreement, the senior lenders agreed to, among other things; forbear from exercising their default-related rights and remedies under the senior credit facility against Simmons Bedding through December 10, 2008, provided that Simmons Bedding satisfied certain conditions.  The Second Forbearance Agreement extended the forbearance period through March 31, 2009, subject to earlier termination in some circumstances. Simmons Bedding entered into (i) that certain First Amendment to Second Forbearance Agreement; Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Second Amendment to the Pledge and Security Agreement (the “First Amendment to the Second Forbearance Agreement”) on March 25, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through May 31, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (ii) that certain Second Amendment to Second Forbearance Agreement; Fifth Amendment to the Second Amended and Restated Credit and Guaranty and Third Amendment to the Pledge and Security Agreement (the “Second Amendment to the Second Forbearance Agreement”) on May 27, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through June 30, 2009 and, upon satisfaction of certain conditions, July 31, 2009; (iii) that certain Third Amendment to Second Forbearance Agreement; Sixth Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Third Amendment to the Second Forbearance Agreement”) on June 30, 2009, pursuant to which the senior lenders extended the forbearance period under the Second Forbearance Agreement through August 14, 2009; and (iv) that certain Fourth Amendment to Second Forbearance Agreement; Seventh Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Fourth Amendment to the Second Forbearance Agreement” and, together with the First Amendment to the Second Forbearance Agreement, the Second Amendment to the Second Forbearance Agreement and the Third Amendment to the Second Forbearance Agreement, the “Amendment to the Second Forbearance Agreement”) on August 14, 2009, pursuant to which the senior lenders extended the forbearance period under Second Forbearance Agreement through August 31, 2009.

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

During the forbearance period under the First Forbearance Agreement, the applicable margin on the revolving loans and tranche D term loans increased 2.0% per annum above the rate otherwise applicable.  The Second Forbearance Agreement amended the senior credit facility to, among other things:
-	Increase the applicable margin for both the revolving loans and the tranche D term loans to either Base Rate plus 5.285% per annum or Eurodollar Rate plus 6.285% per annum;
-	Establish a floor for the Base Rate and Eurodollar Rate of 4.25% and 3.25%, respectively, per annum at the earlier of the termination of the Second Forbearance Agreement or March 31, 2009;
-	Eliminate the 2% per annum penalty rate applicable to overdue payments of principal and interest; and
-	Make interest payable on the revolving loans and tranche D term loans as of the last business calendar day of each month.

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

-	Providing a long-term business plan to the senior lenders by January 7, 2009;
-	Commencing a process to solicit new debt and/or equity investment by January 9, 2009;
-	Providing a potential restructuring proposal to the senior lenders by January 26, 2009; and
-	Increased financial reporting requirements

As of June 27, 2009, the Company was in compliance with the covenant requirements of the Second Forbearance Agreement, as amended.

The First Amendment to the Second Forbearance Agreement amended the senior credit facility to, among other things; increase the applicable margin for both revolving loans and tranche D term loans to Base Rate plus 6.25% per annum or Eurodollar Rate plus 7.25% per annum.

In connection with the First Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.125% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility ($0.6 million) and (b) the fees and expenses of the lender’s counsel in connection with the First Forbearance Agreement.  In connection with the Second Forbearance Agreement, Simmons Bedding agreed to pay (a) the senior lenders who approved the agreement a forbearance fee equal to 0.5% of the aggregate outstanding amount of such lender’s outstanding debt under the senior credit facility ($2.6 million) and (b) the fees and expenses of the lender’s counsel and financial advisor in connection with the Second Forbearance Agreement.  The Company capitalized the lender fees of $3.3 million in 2008 and expensed the third party fees associated with the forbearance agreements as incurred.  In connection with the Third Amendment to the Second Forbearance Agreement, Simmons Bedding agreed to pay the senior lenders who approved the agreement a forbearance fee equal to 0.15% of the aggregate outstanding amount of approving lender’s outstanding debt ($0.7 million), which the Company capitalized for the quarter ending September 26, 2009.

During the forbearance period as extended, Simmons Bedding has met various covenants and other provisions related to continued progress in its restructuring efforts and reporting on the status of the restructuring process.

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

Simmons Bedding did not make scheduled interest payments of $7.9 million due on January 15, 2009 and July 15, 2009 on the Subordinated Notes resulting in defaults under the indenture governing the Subordinated Notes.  On February 14, 2009, the default associated with the failure to pay the interest due on January 15, 2009 matured into an event of default, which gives the holders of the Subordinated Notes the right to declare the full amount of the Subordinated Notes immediately due and payable.  On February 4, 2009, Simmons Bedding and a majority of the outstanding Subordinated Notes holders approved a Forbearance Agreement to the indenture governing the Subordinated Notes (“Subordinated Forbearance Agreement”), pursuant to which such noteholders agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  In consideration for their entry into the amendment to the Subordinated Forbearance Agreement, the noteholders party to the forbearance agreement received an amendment fee equal to 0.5% of the aggregate outstanding amount of such holder’s Subordinated Notes ($0.5 million).  In connection with the Subordinated Forbearance Agreement, Simmons Bedding also agreed to pay the fees and expenses of the legal and financial advisors of the committee to the noteholders.  Simmons Bedding entered into amendments to the Subordinated Forbearance Agreement on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby a majority of the noteholders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the Subordinated Forbearance Agreement, the noteholders party to the Subordinated Forbearance Agreement have the obligation to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because the noteholders party to the Subordinated Forbearance Agreement represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the minority holders of the Subordinated Notes.

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

The indenture for the Discount Notes requires Holdings to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of Holdings’ assets and stock.  Holdings was in compliance with such covenants as of June 27, 2009.

Toggle Loan

We do not guarantee or have any of our assets pledged as collateral under Bedding Superholdco’s $300 million Toggle Loan.  The Toggle Loan is structurally subordinated in right of payment to any of our existing and future liabilities. Although we are not obligated to make cash distributions to service principal and interest on the Toggle Loan, Bedding Superholdco is dependent on our cash flow to meet the interest and principal payments under the Toggle Loan.  The Toggle Loan is not included in our financial statements.  Under the terms of the credit agreement governing the Toggle Loan, Bedding Superholdco may elect to pay future interest in cash or add such interest to the principal amount of the Toggle Loan.  However, the Second Forbearance Agreement, as amended, prohibits us from making distributions to its parent companies during the forbearance period, except in the ordinary course of business.  Accordingly, Bedding Superholdco has elected to make its February 2009, August 2009 and February 2010 interest payments on the Toggle Loan by adding such interest to the principal amount of the Toggle Loan.  The Toggle Loan matures in February 2012.  An acceleration of indebtedness under the senior credit facility, Subordinated Notes or Discount Notes would trigger an event of default under the Toggle Loan.

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

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-Q includes forward-looking statements that reflect our current views about future events and financial performance.  Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions that predict or indicate future events, results or trends, or that do not relate to historical matters, identify forward-looking statements.  The forward-looking statements in this report speak only as of the date of this report.  These forward-looking statements are expressed in good faith and Simmons believes there is a reasonable basis for them.  However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Simmons’s expectations.  These factors include, but are not limited to: (i) compliance with covenants in, and any defaults under, our debt agreements or instruments; (ii) our ability to (a) comply with the terms of the forbearance agreements, including meeting certain conditions contained therein, (b) obtain further extensions to the forbearance periods, or (c) develop and implement a restructuring on acceptable terms, on a timely basis or at all; (iii) compliance by the lenders and noteholders with the terms of the forbearance agreements; (iv) increased cost of credit and associated fees resulting from the forbearance extensions and any waiver or modification of the senior credit facility by the lenders or any waiver or modification of the Subordinated Notes or other indebtedness; (v) Simmons Bedding being required to immediately repay all amounts outstanding under the senior credit facility resulting from the noncompliance with the covenants thereunder or otherwise being in default under its debt which could in turn result in a default under the indebtedness of Simmons Bedding, Simmons Company or Bedding Superholdco or could result in a bankruptcy filing by or against us or any of our affiliates and have an adverse impact on the value of our and our affiliate’s debt and equity securities; (vi) the potential adverse impact of any restructuring or any related pre-arranged or voluntary bankruptcy filing on our business, financial condition, liquidity, results of operations and the value of our and our affiliate’s debt and equity securities; (vii) interest rate and credit market risks; (viii) competitive pressures in the bedding industry; (ix) general economic and industry conditions; (x) our ability to launch new products on a timely basis, the success of our new products and the future costs to rollout such products; (xi) legal and regulatory requirements; (xii) our relationships with and viability of our suppliers, significant customers and licensees; (xiii) fluctuations in our costs of raw materials and energy prices; (xiv) our ability to hold or increase prices on our products and the related effect on our unit sales; (xv) an increase in our return rates and warranty claims; (xvi) our labor relations; (xvii) encroachments on our intellectual property; (xviii) our product liability, intellectual property and other litigation claims; (xix) our level of indebtedness; (xx) foreign currency exchange rate risks; (xxi) our future acquisitions; (xxii) our ability to achieve the expected benefits from any personnel realignments; (xxiii) higher bad debt expense as a result of increased customer bankruptcies due to instability in the economy and slowing consumer spending; (xxiv) our ability to maintain sufficient liquidity to operate our business; and (xxv) other risks and factors identified from time to time in our reports filed with the Securities Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

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

Foreign Currency Exposures

As a result of our acquisition of Simmons Canada, our earnings are affected by fluctuations in the value of the Canadian dollar (Simmons Canada’s functional currency) as compared to the currencies of Simmons Canada’s foreign denominated purchases (principally the U.S. dollar).  Foreign currency forward contracts are used in some instances as economic hedges against the earnings effects of such fluctuations.  The Company had no forward contracts outstanding at June 27, 2009.

Interest Rate Risk

We are exposed to market risks from changes in interest rates.  Our senior credit facility and certain of our other debt instruments are floating rate debt.  We currently do not have a hedging program in place to manage fluctuations in long-term interest rates.

On June 27, 2009, we had floating rate debt of $533.3 million.  All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates on our floating rate debt would impact our income before income taxes by $5.6 million for the quarter ended June 27, 2009.

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

 Item 4T.  Internal Controls and Procedures

Disclosure Controls and Procedures

                The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Operating Officer ("President") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the President and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 27, 2009.

Changes in Internal Control over Financial Reporting

       There were no changes in internal controls in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See paragraph 1 and 2 of Note H to the Unaudited Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results.  To the extent that the risk factors set forth below appear in our Annual Report on Form 10-K, the risk factors set forth below amend and supplement those risk factors with the same titles contained in such previously filed reports.

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

Simmons Bedding’s senior credit facility requires us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests.  At September 27, 2008, December 27, 2008, March 28, 2009 and June 27, 2009, Simmons Bedding was not in compliance with the maximum leverage financial covenant and certain other covenants contained in its senior credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Senior Credit Facility.”  As a result, since November 12, 2008, Simmons Bedding has operated under a forbearance agreement with its senior lenders.  Pursuant to the forbearance agreement, the senior lenders agreed to, among other things, forbear from exercising their default related rights and remedies under the senior credit facility through March 31, 2009, subject to earlier termination in some circumstances.  Simmons Bedding entered into amendments to the forbearance agreement with its senior lenders on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby the senior lenders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  We have incurred fees and expenses in connection with this forbearance agreement and related amendments.  In addition, we have entered into deposit account control agreements with our senior lenders that may limit our access to cash held in such accounts in the case of an event of default under the senior credit facility.

On January 15, 2009 and July 15, 2009, Simmons Bedding did not make the scheduled payment of interest due on its Subordinated Notes resulting in a default under the indenture governing the Subordinated Notes.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Subordinated Notes.”  On February 4, 2009, Simmons Bedding and the holders of a majority of the outstanding Subordinated Notes entered into a forbearance agreement, pursuant to which such holders have agreed to refrain from enforcing their respective rights and remedies under the Subordinated Notes and the related indenture through March 31, 2009.  Simmons Bedding entered into amendments to the forbearance agreement on March 25, 2009, May 27, 2009, June 30, 2009, and August 14, 2009, whereby such holders extended their forbearance period through May 31, 2009, June 30, 2009, August 14, 2009, and August 31, 2009, respectively.  Pursuant to the terms of the forbearance agreement, such holders have agreed to take any actions that are necessary to prevent an acceleration of the payments due under the Subordinated Notes during the forbearance period.  Because such holders represent a majority of the Subordinated Notes, they have the power under the indenture to rescind any acceleration of the Subordinated Notes by either the trustee or the other holders of the Subordinated Notes.

We have incurred fees and expenses in connection with the forbearance agreements and related amendments, which are reflected in our restructuring charges, as well as increased interest margins.

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements, or extend the forbearance periods as needed to successfully complete a restructuring, our payment obligations under the senior credit facility and the Subordinated Notes may be accelerated.  If there is an acceleration of payments under the senior credit facility or the Subordinated Notes, then Holdings would be in default under its Discount Notes and Bedding Superholdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by, or the filing of an involuntary petition for bankruptcy against, Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates.  Due to the possibility of such circumstances occurring, we are seeking a negotiated restructuring, including a restructuring of our debt obligations and/or sale of us, our affiliates, our assets or assets of our affiliates, which could occur pursuant to a pre-packaged, pre-arranged or voluntary bankruptcy filing.

Any bankruptcy by or against us or our affiliates would subject our business and operations to various risks, including (i) the incurrence of significant costs, including expenses for legal counsel and professional advisors, (ii) difficulty maintaining or increasing our sales, (iii) difficulty obtaining and maintaining relationships with dealers, suppliers and vendors, which may require us to pay them on a current cash basis, (iv) difficulty in maintaining our manufacturing operations, (v) difficulty in retaining and motivating key employees or recruiting new employees, (vi) difficulty in maintaining or obtaining sufficient financing to fund our operations and any reorganization plan and meet future obligations, (vii) potential defaults under our contractual obligations such as leases and (viii) the incurrence of cancellation of indebtedness income that is equal to or in excess of our accrued net operating losses and tax credits and that could result in an increase in our cash tax payments and our effective tax rate and reduce our cash flows from operations.  In addition, we may not be able to successfully develop or consummate a plan of reorganization that is acceptable to the bankruptcy court and our creditors, investors and other stakeholders.  Any bankruptcy filing would adversely impact the ability of Simmons Bedding, Bedding Holdco, Holdings or Bedding Superholdco to repay their respective debt.  Any debt or equity holder of Simmons Bedding, Holdings or Bedding Superholdco could suffer the loss of a significant part or all of its loan or investment as a result of a bankruptcy filing.

We and our affiliates currently have substantial indebtedness that we or our affiliates may be unable to extend, refinance or repay, and we are seeking to implement a restructuring.  Any restructuring could have a negative impact on our business and liquidity and investments in the debt and equity securities of Simmons Bedding, Holdings, and Bedding Superholdco.  In addition, a restructuring may not be successful.  A restructuring or a failure to implement a restructuring could result in a bankruptcy filing, which would have a material adverse effect on our business, financial conditions, liquidity and operations, raise substantial doubt about our ability to continue as a going concern and effect the value of our debt.

We currently have a substantial amount of debt that we may be unable to extend, refinance or repay.  If we are unable to refinance or extend our debt, or such debt is accelerated due to our default because we are unable to comply with the terms of the forbearance agreements or otherwise, or if we are unable to extend the forbearance periods as needed to successfully complete a restructuring, our assets will not be sufficient to repay such debt in full, and our available cash flow will not be adequate to maintain our current operations.  A special committee of independent directors was formed by our board of directors to evaluate and oversee proposals for a restructuring, including a possible sale of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or the assets of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates, which could likely occur pursuant to a pre-packaged, pre-arranged or voluntary filing of bankruptcy.  Such bankruptcy filing could have the material adverse impacts described above.  In addition, any restructuring may require us to obtain debtor-in-possession financing which may not be available in the amounts required, on acceptable terms, on a timely basis or at all.  Current credit market conditions could make it more difficult to obtain acceptable debtor-in-possession financing or to refinance our indebtedness as part of any restructuring.  If we are unable to obtain any requisite debtor-in-possession financing, we may not be able to successfully implement our restructuring.  There can be no assurance that we will be successful in implementing a restructuring.

Even if we are successful in implementing a restructuring, the terms of such restructuring could have a negative impact on our business and liquidity, including (i) limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service or refinancing or to fund operations, (ii) limiting our ability to use or prohibiting our use of any operating cash flow to pay dividends to service our or Bedding Superholdco’s debt or fund our business, (iii) limiting our ability to capitalize on our business opportunities and react to competitive pressures and regulatory changes and (iv) limiting our ability or increasing the costs to refinance our debt.  In addition, if the restructuring and any related bankruptcy filing involves the sale of Simmons Bedding or its assets, we may not have any remaining operating assets to generate cash flow to repay the debt of Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates and the proceeds may not be sufficient to repay such debt in full, and, as a result, any debt or equity holder of Simmons Bedding, Simmons or Bedding Superholdco could suffer the loss of a significant part or all of its loan or investment.

If we are unable to successfully complete a restructuring, comply with the terms of the forbearance agreements or extend the forbearance periods prior to a successful completion of a restructuring, our senior lenders and holders of Subordinated Notes will be entitled to accelerate their debt upon the termination of the forbearance agreements.  If there is an acceleration of payments under the senior credit facility, then Simmons Bedding would be in default under its Subordinated Notes, Holdings would be in default under its Discount Notes, and Bedding Superholdco would be in default under its Toggle Loan.  We would not have the ability to repay any amounts accelerated under our various debt obligations without obtaining additional equity and/or debt financing.  An acceleration of payments or default could result in a voluntary filing of bankruptcy by Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates, which would have the material adverse impacts described above.

Our financial statements have been prepared assuming that we will continue as a going concern.  However, if we do not retain the necessary financing to meet our obligations and pay our liabilities when they come due or restructure our debt in a manner satisfactory to our lenders, it could result in a voluntary filing of bankruptcy by Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates, which would have the material adverse impacts described above.

The factors described in this Quarterly Report on Form 10-Q, including in the footnotes to our consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  In addition, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 27, 2008.  No assurances can be made regarding our ability to satisfy our liquidity and working capital requirements, to obtain the necessary financing to meet our obligations and pay our liabilities when they come due or our ability to successfully complete a restructuring. Failure to successfully implement a restructuring on a timely basis or at all would result in depleting our available funds and not being able to pay our obligations when they become due and continue as a going concern.  Failure to satisfy such obligations and our other liquidity and working capital requirements could result in a voluntary filing of bankruptcy by Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates or the filing of an involuntary petition for bankruptcy against Simmons Bedding, Bedding Holdco, Holdings, Bedding Superholdco or any of our affiliates, which would have the material adverse impacts described above.

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

On a consolidated basis, we are currently highly leveraged.  As of June 27, 2009, we had $1,000.0 million of total indebtedness outstanding and less than $0.1 million available on our revolving loan under our senior credit facility.  Even if we are able to successfully complete a restructuring, we may still maintain some indebtedness.  Any indebtedness could have important consequences.  For example, it could:

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
Each of Holdings and Bedding Superholdco is a holding company with no operations.  Each of Holdings and Bedding Superholdco may not have access to the cash flow and other assets of its subsidiaries that may be needed to make payments on its respective debt obligations.

Holdings is a holding company that conducts no operations.  Its primary assets are deferred financing fees and the capital stock of Bedding Holdco, which in turn is a holding company that conducts no operations and the only assets of which are the capital stock of Simmons Bedding.  Bedding Superholdco is our parent company and it has no material assets other than its ownership of our capital stock.  Operations are conducted through Simmons Bedding and its subsidiaries, and Holdings’ ability to make payments on the Discount Notes and Bedding Superholdco’s ability to make payments on the Toggle Loan are solely dependent on the earnings and distribution of funds from Simmons Bedding and its subsidiaries through loans, dividends or otherwise.  However, none of Holdings’ or Bedding Superholdco’s subsidiaries is obligated to make capital contributions, dividends, loans or other payments available to it for payment on the Discount Notes or the Toggle Loan.  The terms of the senior credit facility and the forbearance agreements significantly restrict Simmons Bedding from paying dividends and otherwise transferring assets to Holdings or to Bedding Superholdco, except for administrative, legal and accounting services.  Further, the Subordinated Notes significantly restrict Simmons Bedding and its subsidiaries from paying dividends to Holdings or to Bedding Superholdco and otherwise transferring assets to Holdings or to Bedding Superholdco.  Given the restrictions in Simmons Bedding’s existing debt instruments, we currently anticipate that, in order to pay interest on or the principal amount at maturity of the Discount Notes or Toggle Loan, we would be required to adopt one or more alternatives, such as refinancing all of our indebtedness, selling our equity securities or the equity securities or assets of Simmons Bedding, or seeking capital contributions or loans from our affiliates.  There can be no assurance that any of the foregoing actions could be effected as part of the restructuring on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay interest on or the principal amount of the Discount Notes or Toggle Loan, or that any of such actions would be permitted by the terms of any other debt instruments of ours or our subsidiaries then in effect.  In addition, it is likely that any restructuring that we would implement would not enable us to make any further payments on the Discount Notes or Toggle Loan, and as a result, any equity or debt holder of Simmons Bedding, Holdings or Bedding Superholdco could suffer the loss of a significant part or all of its loan or investment.

The actions of Bedding Superholdco’s controlling stockholder could conflict with the interests of the holders of our debt.

Bedding Superholdco’s stockholders include affiliates of THL, affiliates of Fenway Partners and certain members of our management and directors.  As of December 27, 2008, affiliates of THL owned 71.1% of all voting stock.  THL has the ability to elect all of the members of our board of directors, subject to certain voting agreements under our stockholders’ agreement, appoint new management and approve any action requiring the approval of our stockholders.  The directors have the corporate authority, subject to any restrictions under our debt and forbearance agreements, to make decisions affecting our capital structure, including the issuance of additional indebtedness, the terms of any restructuring and the declaration of dividends. In February 2007, Bedding Superholdco borrowed $300.0 million under the Toggle Loan to distribute $278.3 million to certain of Holdings’ then existing stockholders.  In 2004, the net proceeds of the issuance of the $269.0 million aggregate amount of the Discount Notes were used to pay a $162.7 million dividend to stockholders.  In addition, transactions may be pursued that could enhance THL’s equity investment while involving risks to our interests or the interests of our investors.  In particular, these and other actions of Bedding Superholdco’s controlling stockholder could negatively impact the debt or equity holders of Simmons Bedding, Holdings or Bedding Superholdco.

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

Our products are and will continue to be subject to regulation in the U.S. and Canada by various federal, state, provincial and local regulatory authorities.  In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products.  Compliance with these regulations may negatively impact our business.  For example, the products manufactured, distributed and sold by the Company come within the scope of several provisions of the Consumer Product Safety Improvement Act of 2008 (“CPSIA”), which was signed into law on August 14, 2008.  CPSIA Section 102 requires that as of November 12, 2008, a Certificate of Compliance (“COC”) issued by the manufacturer accompany all products subject to regulation by the CPSC, that the COC be provided to all distributors and retailers to whom such regulated product is shipped, and that the COC be available for inspection upon request of the CPSC.  All of the products subject to regulation by the CPSC that we manufacture were accompanied by a COC in advance of the November 12, 2008 deadline, and we are able to produce the COCs upon request, in accordance with current federal law.  Further, CPSIA Section 101 establishes limitations on the levels of lead that may be present in certain products intended for use by children; similarly, CPSIA Section 108 regulates the levels of certain phthalates which may be present in certain products intended for use by children. Many of the juvenile products manufactured or distributed by us are subject to and comply with these regulations.  We are currently preparing to meet the requirements of CPSIA Section 104 at such time as a final rule becomes effective.  CPSIA Section 104 will require registration of certain children’s products.  We will continue to monitor rulemaking by the CPSC and to work toward compliance with additional requirements of the CPSIA, particularly with respect to juvenile products sold by us, and expect to be in full compliance in advance of the respective effective dates.  We incurred and will continue to incur significant costs related to the new standards.  In addition, the CPSC and other regulatory agencies may also adopt new laws, rules and regulations relating to other standards.  Our product solutions will not necessarily meet all future standards.  Compliance with such new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.  Further, any bankruptcy filing by or against us could adversely affect our ability to comply with new laws, rules or regulations on a timely basis.

Legal and regulatory requirements may impose costs or charges on us that impair our business and reduce our profitability.

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

Because we may not be able to find alternative sources for some of these components on terms as favorable to us as we currently receive, or at all, our business, financial condition and results of operations could be impaired if we lose L&P, Foamex or National Standard Company as a supplier.  Further, if we do not reach committed levels of purchases, certain sales volume rebates or exclusivity to certain products could be lost.

Additionally, our domestic operations primarily utilize three third-party logistics providers which, in the aggregate, accounted for approximately 62% of our outbound wholesale shipments for the year ended December 27, 2008.

Any bankruptcy filing by or against us or our affiliates could adversely affect our ability to obtain new or maintain existing relationships with suppliers and logistics providers.  Any instability of, or change in our relationship with, these providers could materially disrupt our business.

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

As of June 27, 2009, we had approximately $67.3 million held in accounts at few financial institutions in the United States, Canada and Puerto Rico.  Although the FDIC insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at these banks substantially exceeds the FDIC limit.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit.  Such a loss would have a severe negative effect on our operations and liquidity.

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

None

Item 3. Defaults Upon Senior Securities

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Amendments to Articles of Incorporation

On August 18, 2009, Simmons Bedding amended its amended and restated certificate of incorporation to provide for three classes of directors, as nearly equal in number as possible. Accordingly, the current members of the Board of Directors of Simmons Bedding will be divided into three classes.  The term of office of the first class of directors will expire in 2009, the term of office of the second class of directors will expire in 2010 and the term of the third class of directors will expire in 2011.  The amended and restated certificate of incorporation of Simmons Bedding is filed herewith as Exhibit 3.1.

On August 20, 2009, THL-SC Bedding Company filed a certificate of amendment of certificate of incorporation to change its name to Bedding Holdco Incorporated.  On August 20, 2009, Simmons Holdco, Inc., Holdings' parent company, also filed a certificate of amendment of certificate of incorporation to change its name to Bedding Superholdco Incorporated.  The certificates of amendment of certificate of incorporation are filed herewith as Exhibits 3.2 and 3.3.

Item 6. Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Simmons Bedding.

3.2	Certificate of Amendment of Certificate of Incorporation of THL-SC Bedding Company.

3.3	Certificate of Amendment of Certificate of Incorporation of Simmons Holdco Inc.

10.1
Second Amendment to Second Forbearance Agreement and Fifth Amendment to the Second Amended and Restated Credit and Guaranty Agreement dated as of May 27, 2009, by and among Simmons Bedding, Bedding Holdco and certain subsidiaries of Simmons Bedding, and the senior lenders.

10.2	Amendment No. 2 to Forbearance Agreement to Indenture dated May 27, 2009, by and among Simmons Bedding Company, the Guarantors (as defined in the Indenture) and the Amending Holders.

31.1	President and Chief Operating Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a).

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a).

32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SIMMONS COMPANY

By:	/s/ William S. Creekmuir
William S. Creekmuir
Executive Vice President & Chief Financial Officer

Date:	August 21, 2009